Form 10-Q
period 2012-09-30
UIL HOLDINGS CORP
filed 2012-11-05
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission file number 1-15052

(Exact name of registrant as specified in its charter)
Connecticut	06-1541045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Church Street, New Haven, Connecticut	06506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  203-499-2000

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐           No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of November 1, 2012 was 50,665,114.

INDEX

PART I.  FINANCIAL INFORMATION

Index

PART 1.  FINANCIAL INFORMATION
Item 1.	Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

Operating Revenues	$323,809	$321,427	$1,065,655	$1,196,529

Operating Expenses
Operation
Purchased power	43,565	52,974	118,581	139,548
Natural gas purchased	51,570	48,714	242,328	341,594
Operation and maintenance	88,202	92,279	262,995	267,804
Transmission wholesale	26,565	25,180	59,847	59,809
Depreciation and amortization (Note F)	46,279	41,628	135,886	125,676
Taxes - other than income taxes (Note F)	28,502	26,399	82,924	87,806
Total Operating Expenses	284,683	287,174	902,561	1,022,237
Operating Income	39,126	34,253	163,094	174,292

Other Income and (Deductions), net (Note F)	7,416	8,392	21,205	18,661

Interest Charges, net
Interest on long-term debt	21,578	21,052	64,505	65,059
Other interest, net (Note F)	1,165	2,647	4,012	4,376
	22,743	23,699	68,517	69,435
Amortization of debt expense and redemption premiums	610	644	1,818	1,979
Total Interest Charges, net	23,353	24,343	70,335	71,414

Income Before Income Taxes, Equity Earnings	23,189	18,302	113,964	121,539

Income Taxes (Note E)	10,835	9,629	50,924	51,347

Income Before Equity Earnings	12,354	8,673	63,040	70,192
Income from Equity Investments	3,421	3,521	11,823	8,230

Net Income	15,775	12,194	74,863	78,422
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	26	14	65	42

Net Income attributable to UIL Holdings	$15,749	$12,180	$74,798	$78,380

Average Number of Common Shares Outstanding - Basic	50,799	50,643	50,760	50,597
Average Number of Common Shares Outstanding - Diluted	51,032	50,927	51,004	50,886

Earnings Per Share of Common Stock - Basic (Note A):	$0.31	$0.24	$1.47	$1.55

Earnings Per Share of Common Stock - Diluted (Note A):	$0.31	$0.24	$1.46	$1.54

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three  and Nine Months Ended September 30, 2012 and 2011
(Thousands of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$15,775	$12,194	$74,863	$78,422
Other Comprehensive Income (Loss), net	350	(1,012)	551	(866)
Comprehensive Income	16,125	11,182	75,414	77,556
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	26	14	65	42
Comprehensive Income attributable to UIL Holdings	$16,099	$11,168	$75,349	$77,514

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2012	2011
Current Assets
Unrestricted cash and temporary cash investments	$15,201	$30,999
Restricted cash	3,145	6,522
Accounts receivable less allowance of $10,492 and $10,939, respectively	214,730	180,465
Unbilled revenues	52,584	71,957
Current regulatory assets (Note A)	109,472	102,900
Natural gas in storage, at average cost	92,417	111,516
Materials and supplies, at average cost	10,993	8,370
Deferred income taxes	6,125	41,635
Refundable taxes	60,534	74,983
Current portion of derivative assets (Note A)	12,636	14,189
Prepayments	22,299	15,357
Other	4,562	8,335
Total Current Assets	604,698	667,228

Other investments
Equity investment in GenConn (Note A)	125,295	131,082
Other	23,677	22,571
Total Other investments	148,972	153,653

Net Property, Plant and Equipment	2,714,441	2,570,355

Regulatory Assets (future amounts due from customers through the ratemaking process) (Note A)	898,325	983,222

Deferred Charges and Other Assets
Unamortized debt issuance expenses	17,097	17,631
Other long-term receivable	1,275	1,278
Derivative assets (Note A)	68,792	73,264
Goodwill	266,205	266,797
Other	10,639	11,181
Total Deferred Charges and Other Assets	364,008	370,151

Total Assets	$4,730,444	$4,744,609

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2012	2011
Current Liabilities
Line of credit borrowings	$155,000	$235,000
Current portion of long-term debt	28,359	13,712
Accounts payable	135,224	194,641
Dividends payable	21,888	21,847
Accrued liabilities	77,710	78,138
Current regulatory liabilities (Note A)	22,993	26,245
Taxes accrued	18,562	21,870
Interest accrued	25,262	21,527
Current portion of derivative liabilities (Note A)	30,683	28,888
Total Current Liabilities	515,681	641,868

Noncurrent Liabilities
Pension accrued	203,698	237,083
Connecticut Yankee contract obligation (Note J)	11,932	14,247
Other post-retirement benefits accrued	87,102	84,810
Derivative liabilities (Note A)	226,210	239,147
Other	72,706	75,268
Total Noncurrent Liabilities	601,648	650,555

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	447,683	388,553

Regulatory Liabilities (future amounts owed to customers through the ratemaking process) (Note A)	431,973	420,175

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,623,477	1,548,347

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	750	750

Common Stock Equity
Common stock	936,383	931,153
Paid-in capital	19,726	19,791
Retained earnings	152,947	143,792
Accumulated other comprehensive income (loss)	176	(375)
Net Common Stock Equity	1,109,232	1,094,361

Total Capitalization	2,733,459	2,643,458

Total Liabilities and Capitalization	$4,730,444	$4,744,609

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$74,863	$78,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,704	127,655
Deferred income taxes	46,504	53,876
Allowance for funds used during construction (AFUDC) - equity	(5,473)	(7,657)
Stock-based compensation expense (Note A)	3,914	4,326
Pension expense	29,949	30,380
Undistributed (earnings) losses in equity investments	(11,990)	(8,650)
Deferred purchased gas	18,672	27,354
Other non-cash items, net	990	(33,279)
Changes in:
Accounts receivable, net	(30,047)	32,812
Unbilled revenues	19,372	28,955
Natural gas in storage	19,099	982
Prepayments	(6,942)	(5,708)
Accounts payable	(41,532)	(33,133)
Cash distributions from GenConn	16,304	3,134
Interest accrued	3,735	2,074
Taxes accrued/refundable, net	34,441	(18,456)
Accrued liabilities	(1,685)	(10,220)
Accrued pension	(57,680)	(71,264)
Other assets	3,583	(1,208)
Other liabilities	(5,848)	(12,737)
Total Adjustments	173,070	109,236
Net Cash provided by Operating Activities	247,933	187,658

Cash Flows from Investing Activities
Related party note receivable	-	(1,050)
Plant expenditures including AFUDC debt	(214,240)	(226,936)
Acquisition of gas companies, net of cash acquired	-	11,211
Cash distributions from GenConn	1,300	-
Investment in GenConn	-	(2,000)
Changes in restricted cash	3,377	(3,492)
Deposits in New England East West Solution (NEEWS) (Note C)	(5,885)	(1,623)
Other	810	240
Net Cash (used in) Investing Activities	(214,638)	(223,650)

Cash Flows from Financing Activities
Issuance of common stock	1,943	977
Issuances of long-term debt	203,500	51,050
Payments on long-term debt	(108,500)	(145,118)
Line of credit borrowings (repayments), net	(80,000)	131,000
Payment of common stock dividend	(65,602)	(65,439)
Other	(434)	(459)
Net Cash (used in) Financing Activities	(49,093)	(27,989)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(15,798)	(63,981)
Balance at beginning of period	30,999	90,281
Balance at end of period	$15,201	$26,300

Non-cash investing activity:
Related party note receivable	$-	$62,989
Equity investment in related party	$-	$(62,989)
Plant expenditures included in ending accounts payable	$26,944	$45,553
Plant expenditures funded by deposits in NEEWS	$(6,346)	$-
Deposits in New England East West Solution (NEEWS)	$6,346	$-

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

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly-owned subsidiary, GenConn Energy LLC (collectively, GenConn) was chosen by the Public Utilities Regulatory Authority (PURA) to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

Basis of Presentation

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the nine month period ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

The Company has revised its previously issued quarterly financial statements to correct an error in the 2011 Consolidated Financial Statements.  The effect of this revision on the financial statements is a $3.3 million and a $16.7 million adjustment increasing depreciation and amortization expense and decreasing operation and maintenance expense in the Consolidated Statement of Income for the three and nine month periods ended September 30, 2011, respectively, which had no impact on net income.  Corresponding adjustments were made within net cash provided by operating activities in the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2011.  These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	(In Thousands)

	Current Portion	Noncurrent Portion	Current Portion	Noncurrent Portion
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Liabilities

Contracts for differences	$11,636	$68,792	$(30,683)	$(226,210)
Weather insurance contracts	1,000	-	-	-
Total derivative assets/(liabilities), gross	$12,636	$68,792	$(30,683)	$(226,210)

	December 31, 2011
	(In Thousands)

	Current Portion	Noncurrent Portion	Current Portion	Noncurrent Portion
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Liabilities

Contracts for differences	$10,678	$73,264	$(28,888)	$(239,147)
Weather insurance contracts	3,511	-	-	-
Total derivative assets/(liabilities), gross	$14,189	$73,264	$(28,888)	$(239,147)

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

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion, pursuant to the cost-sharing agreement noted above.  As of September 30, 2012, UI has recorded a gross derivative asset of $80.4 million, a regulatory asset of $176.5 million, and a gross derivative liability of $256.9 million ($156.4 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The unrealized gains and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$(1,832)	$17,753	$(7,613)	$88,289

Regulatory Liabilities - Derivative assets	$(27)	$(11)	$(15)	$5,737

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Weather Insurance Contracts

SCG and CNG enter into weather insurance contracts for the winter period of November 1 through April 30 in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG each receive a payment, up to the maximum amount allowed under the contracts; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG each make a payment of up to a maximum amount.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  In May of 2012, each of SCG and CNG received a payment of $3 million upon the expiration of their respective contracts.

In October 2012, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2012 through April 30, 2013.  If temperatures are warmer than normal, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures are colder than normal, SCG and CNG will each make a payment of up to a maximum of $2 million.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures are warmer than normal for the contract period, Berkshire will receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid are amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at September 30, 2012.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, except per share amounts)
Numerator:
Net income	$15,749	$12,180	$74,798	$78,380
Less: Net income allocated to unvested units	23	25	126	167
Net income attributable to common shareholders	$15,726	$12,155	$74,672	$78,213

Denominator:
Basic average number of shares outstanding	50,799	50,643	50,760	50,597
Effect of dilutive securities	233	284	244	289
Diluted average number of shares outstanding	51,032	50,927	51,004	50,886

Earnings per share:
Basic	$0.31	$0.24	$1.47	$1.55
Diluted	$0.31	$0.24	$1.46	$1.54

As of September 30, 2011, options to purchase an average amount of 89,336 shares of common stock were outstanding but not included in the three or nine-month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and nine month periods ended September 30, 2011.

Equity Investments

In February 2008, UI and an NRG affiliate formed GenConn, a 50-50 joint venture, for the purpose of constructing peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $125.3 million and $131.1 million as of September 30, 2012 and December 31, 2011, respectively.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

UI’s pre-tax income from its equity investment in GenConn was $11.8 million and $8.2 million for the nine month periods ended September 30, 2012 and 2011, respectively.  For the three month periods ended September 30, 2012 and 2011, such income was $3.4 million and $3.5 million, respectively.  During the nine month periods ended September 30, 2012 and 2011, UI received cash distributions from GenConn of $17.6 million and $3.1 million, respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  For the three month periods ended September 30, 2012 and 2011, such cash distributions totaled $4.7 million and $3.1 million, respectively.  As of September 30, 2012, there were no undistributed earnings from UI’s equity investment in GenConn.

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of September 30, 2012 and December 31, 2011 included the following:

	Remaining	September 30,	December 31,
	Period	2012	2011
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$257,609	$272,943
Connecticut Yankee	4 years	11,932	14,247
Unamortized redemption costs	9 to 21 years	12,304	12,906
Pension and other post-retirement benefit plans	(b)	333,824	344,746
Environmental remediation costs	4 to 5 years	19,528	19,101
Customer rate surcharge	(c)	6,713	15,757
Hardship programs	(d)	28,885	37,420
Debt premium	1 to 26 years	42,833	48,275
Deferred purchased gas	(e)	-	15,558
Deferred income taxes	(f)	26,815	20,994
Unfunded future income taxes	(f)	10,049	11,657
Contracts for differences	(g)	176,492	184,105
Excess generation service charge	(h)	10,089	13,758
Deferred transmission income/expense	(i)	8,194	-
Storm costs	(j)	27,534	29,618
Other	(k)	34,996	45,037
Total regulatory assets		1,007,797	1,086,122
Less current portion of regulatory assets		109,472	102,900
Regulatory Assets, Net		$898,325	$983,222

Regulatory Liabilities:
Accumulated deferred investment tax credits	32 years	$4,648	$4,758
Income taxes due principally to book-tax differences	(k)	26,720	14,445
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	38 years	22,118	22,548
Pension and other post-retirement benefit plans	1 to 8 years	16,026	17,956
Deferred income taxes	(f)	33,166	48,740
Asset retirement obligation	(l)	8,208	8,941
Deferred purchased gas	(e)	3,115	-
Low income programs	(m)	15,816	9,958
Unfunded future income taxes	(f)	12,386	9,735
Asset removal costs	(k)	237,345	224,125
Deferred transmission income/expense	(i)	-	11,628
Other	(k)	37,620	35,788
Total regulatory liabilities		454,966	446,420
Less current portion of regulatory liabilities		22,993	26,245
Regulatory Liabilities, Net		$431,973	$420,175

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The remaining balances will be fully offset by amounts primarily included in income taxes, due principally to book-tax differences.
(b) Asset life is dependent upon timing of final pension plan distribution; balance is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits" (Note G).
(c) Deferral of revenue received for excess refund of overearnings, recovery of which will be complete by November 2012.
(d) Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(e) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(f) The balance will be extinguished when the asset or liability has been realized or settled, respectively.
(g) Asset life is equal to delivery term of related contracts (which vary from approximately 7 - 15 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K).
(h) Working capital allowance for generation service charge; this amount fluctuates based upon cash inflows and outflows in a given period.
(i) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(j) Storm costs include accumulated costs for major storms occurring from January 2009 forward. UI will seek recovery of these costs in future rate proceedings.
(k) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities.
(l) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(m) Various hardship and payment plan programs approved for recovery.

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

In September 2012, 10,220 shares of previously-granted performance shares were forfeited upon the resignation of a member of management.

Total stock-based compensation expense for the nine month periods ended September 30, 2012 and 2011 was $3.9 million and $4.3 million, respectively.  Total stock-based compensation expense for the three month periods ended September 30, 2012 and 2011 was $0.2 million and $1.0 million, respectively.

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

Common Stock

UIL Holdings had 50,665,114 shares of its common stock, no par value, outstanding at September 30, 2012.

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

On June 18, 2012, pursuant to Connecticut law PA 11-80, PURA initiated a docket for the establishment of performance standards for electric distribution and gas companies.  PA 11-80 requires PURA to, among other things, establish industry specific standards, review service restoration practices, and establish standards for acceptable performance in an emergency in which more than 10% of any utility’s customers are without service for more than 48 hours. On November 1, 2012, PURA submitted a report to the General Assembly identifying the standards established and recommendations for legislative changes necessary to implement the standards. UIL Holdings will review the PURA report and determine the potential impacts of the standards from both an operational and financial perspective.

On August 1, 2012, PURA issued a final decision in its investigation of the service response and communications of utilities, including UI, CNG and SCG, after Tropical Storm Irene, which passed through Connecticut in August 2011, and the autumn nor’easter, which passed through Connecticut in October 2011. The decision contains reporting requirements for UI with respect to various recommendations, improving mutual assistance, and release of customer information in emergency situations and CNG and SCG with respect to a fueling plan and lessons learned.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Electric Distribution and Transmission

Hurricane Sandy, which passed through Connecticut on October 29, 2012, caused extensive damage to the electric system in UI’s service territory. Current estimates indicate approximately 250,000 customer outages. UI is currently undertaking restoration efforts and expects to seek recovery of the cost of repairing the damage and restoring service to customers in future rate proceedings.

Rates

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows the Company to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which is to be collected from customers beginning in the fourth quarter of 2012, pending PURA approval.  PURA is expected to issue a decision on the decoupling adjustment in the fourth quarter of 2012.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through December 31, 2012.

Transitional Standard Offer Incentive (TSO)

State legislation significantly restructured the electric utility industry in Connecticut in 1998 and 2003.  The primary restructuring legislation includes Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (the 2003 Restructuring Legislation).  The 2003 Restructuring Legislation provided for PURA to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by PURA.  For each of 2004, 2005 and 2006, if UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  PURA issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed PURA’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that PURA did not apply the proper standard in determining whether UI qualified for the incentive and that PURA made other errors, and remanded the case to PURA for further proceeding in accordance with the court's decision.  PURA appealed the superior court’s decision to the state appellate court.  On October 2, 2012, UI, CL&P and the Connecticut Office of Consumer Counsel (OCC) filed with PURA a joint motion for approval of a settlement agreement by and among UI, CL&P, and the OCC.  On October 31, 2012, PURA issued a final decision approving the settlement agreement which resolves all of the issues relating to the incentive for the procurement of power for 2004 through 2006.  The settlement agreement provides that UI has met the statutory standard for receiving 2005 and 2006 TSO incentives previously collected of approximately $2.7 million, which were recorded in the third quarter of 2012 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  The settlement agreement also provides that no further amounts are due from UI to customers relating to the 2004 incentive as amounts were previously refunded to customers in 2009.

Approval for the Issuance of Debt

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of any Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) the repayment, in July 2011, of the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, which were remarketed in the municipal bond market in February 2012, and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012 and 2013.  Supplier of last resort service is procured on a quarterly basis.  UI’s contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and it elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2012, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of September 30, 2012, UI would have had to post approximately $8.9 million in collateral.

New Renewable Source Generation

Under Connecticut law, electric distribution companies were required to enter into contracts to purchase the output of new renewable generation totaling at least 150 MW, at prices and upon terms approved by PURA in accordance with statutory requirements.  PURA approved a number of these projects from 2007 through 2009, all of which are governed by a cost sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately 20% of the benefits of such contracts.  UI was a direct party to two of the contracts.   UI’s costs associated with all such contracts are recoverable, whether UI is a direct party or pursuant to the sharing agreement.  In September 2011, PURA issued a report to the legislature stating that, of the original 150 MW, only 47 MW have the capability of achieving commercial operation within contractual deadlines.  One of the contracts to which UI was a direct party has since been terminated.  Many of the other contracts are also expected to be terminated as the commercial operation deadlines expire.  On September 20, 2012, PURA approved a request by Bridgeport Fuel Cell Park, LLC to extend the in-service date under its contract with CL&P to February 14, 2014.  To date, none of the projects have achieved commercial operation.

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements and on April 4, 2012, PURA approved the program.  On October 11 2012, UI received PURA approval for executed REC purchase contracts totaling up to approximately $1.5 million annually in payments for 15 year delivery terms commencing in 2013.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy.  UI and CL&P are each allowed to develop projects capable of generating up to 10 MW and the Department of Energy and Environmental Protection (DEEP) is to solicit proposals for projects capable of generating 10 MW.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P has executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects, and such contracts have been filed with PURA for approval.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the revenues, associated with the projects. Pursuant to PA 11-80, the costs of payments made to projects are recoverable through electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision on July 18, 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves a return on equity (ROE) equal to the then currently allowed distribution ROE over the life of the investment, which is currently 8.75%.  UI had requested a ROE of 9.5% for the renewable connections program projects.  On September 5, 2012 PURA reopened the proceeding on its own motion.  PURA also issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is currently under construction, (2) the Interstate Reliability Project, for which CL&P is currently in the siting and permitting process and (3) the Central Connecticut Reliability Project, which is currently being considered by ISO-NE as part of a broader study that includes other electrically connected areas within Connecticut.
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

On June 20, 2012, NU, on behalf of CL&P, submitted for filing, the operation and maintenance agreement (O&M Agreement) between UI and CL&P to the FERC, which the FERC subsequently accepted.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain transmission assets in Connecticut that the FERC has authorized UI to acquire from CL&P.

On September 26, 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, upon which the O&M Agreement became effective.

Through September 30, 2012, UI has made deposits totaling $15.3 million in NEEWS, which includes the transferred assets noted above, and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $0.4 million and $1.1 million on such deposits in the three and nine month periods ended September 30, 2012, respectively.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  GenConn filed a rate case request with PURA on July 27, 2012, seeking approval of 2013 revenue requirements for the annual period commencing January 1, 2013 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2012.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE from 11.14% to 9.20%.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported.  In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  The parties have been unable to reach a settlement.  Settlement proceedings have terminated, and a hearing judge has been assigned.  Pursuant to the procedural schedule, the direct case of the complainants was filed on October 1, 2012 and included a reduction to the base ROE sought to 9.0%.  Respondents’ answer to the direct case is scheduled to be filed on November 20, 2012.  The hearing judge is expected to issue an initial decision in the third quarter of 2013.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011.

Gas Distribution

Rates

The allowed returns on equity established by PURA are 9.41% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire’s 10-year rate plan, which was approved by the DPU, expired on January 31, 2012.  The ROE approved in Berkshire’s rate plan is 10.5%.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

Approval for the Issuance of Debt

On June 6, 2012, Berkshire filed a petition with the DPU for the approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from any such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire may issue long-term debt with maturities up to 30 years and issue secured or unsecured securities or execute a bank financing.  A decision from the DPU is expected in the fourth quarter of 2012.

(D)	SHORT-TERM CREDIT ARRANGEMENTS

As of September 30, 2012, $155 million of borrowings were outstanding under a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings also has outstanding standby letters of credit in the aggregate amount of $4.3 million, which expire on January 31, 2013 and June 16, 2013.  Available credit under the UIL Holdings Credit Facility at September 30, 2012 totaled $240.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

As of September 30, 2012, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement.

On October 31, 2012, UIL Holdings entered into a credit agreement with a bank that expires on October 31, 2013 (the Credit Agreement).  The borrowing limit under the Credit Agreement, the purpose of which is to provide UIL Holdings additional liquidity, is $100 million.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(E)	INCOME TAXES

The combined statutory federal and state income tax rates for UIL Holdings for both of the three and nine month periods ended September 30, 2012 and 2011 were 40.9% and 40.4%, respectively. The increase in the combined statutory federal and state income tax rate for the 2012 periods was due to legislation enacted in Connecticut in 2011 which imposed an additional 10% surcharge on the corporation business tax, effective January 1, 2012.  This additional surcharge increased the statutory rate of the Connecticut corporation business tax from 8.25% to 9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and nine month periods ended September 30, 2012 were 40.7% and 40.5%, respectively, as compared to 44.1% and 39.6% for each of the three and nine month periods ended September 30, 2011.  The decrease in the effective book income tax rate for the three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011 was due to flow-through book/tax differences associated with the Gas Companies in the three month period ended September 30, 2011 which are not reflected as flow-through book/tax differences in the three month period ended September 30, 2012 as a result of the rate case settlement.

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Depreciation and Amortization
Property, plant and equipment depreciation	$28,648	$24,591	$83,143	$72,029
Amortization of nuclear plant regulatory assets	14,272	13,416	35,433	34,340
Amortization of other regulatory assets	3,346	3,609	17,272	19,272
Other amortization	13	12	38	35
Total Amortization	17,631	17,037	52,743	53,647
Total Depreciation and Amortization	$46,279	$41,628	$135,886	$125,676

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$16,438	$14,525	$48,290	$54,322
Local real estate and personal property	10,866	9,375	29,630	25,845
Payroll taxes	1,117	2,507	4,747	7,869
Other	81	(8)	257	(230)
Total Taxes - Other than Income Taxes	$28,502	$26,399	$82,924	$87,806

Other Income and (Deductions), net
Interest income	$645	$791	$1,720	$2,585
Allowance for funds used during construction - equity	1,589	2,340	5,473	7,657
Allowance for funds used during construction - debt	1,427	2,303	5,231	6,579
Conservation & Load Management incentive	250	271	752	813
ISO load response, net	427	601	1,685	509
Miscellaneous other income and (deductions) - net	3,078	2,086	6,344	518
Total Other Income and (Deductions), net	$7,416	$8,392	$21,205	$18,661

(G)	PENSION AND OTHER BENEFITS

On July 6, 2012, federal legislation became effective which provides funding relief for employer-provided defined benefit pension plans.  Under the law's rate stabilization provision, the interest rates used to estimate pension liabilities and determine employer contributions, which statutorily have been based on the two-year average of interest rates, will be adjusted so that they are within 10% of the average of interest rates for the 25-year period preceding the current year (beginning in 2012) and within 30% of the average of interest rates for the 25-year period preceding the current year (beginning in 2016).  During the nine months ended September 30, 2012, UIL Holdings made pension contributions of $48.5 million.  Based upon the historical interest rates published by the U.S. Department of the Treasury, no further pension funding will be required in 2012.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following table represents the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,008	$3,143	$401	$541
Interest cost	10,368	10,120	1,562	1,659
Expected return on plan assets	(11,219)	(10,647)	(626)	(740)
Amortization of:
Prior service costs	162	162	(17)	(25)
Transition obligation	-	-	98	255
Actuarial loss	3,294	3,507	241	502
Net periodic benefit cost	$5,613	$6,285	$1,659	$2,192

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$9,024	$9,430	$1,203	$1,622
Interest cost	31,104	30,362	4,686	4,977
Expected return on plan assets	(33,657)	(31,941)	(1,878)	(2,222)
Amortization of:
Prior service costs	486	483	(51)	(76)
Transition obligation	-	-	294	765
Actuarial loss	9,882	10,523	723	1,506
Net periodic benefit cost	$16,839	$18,857	$4,977	$6,572

	Three and Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011

Discount rate	5.05% - 5.30%	5.10% - 5.35%	5.05% - 5.30%	5.15% - 5.30%
Average wage increase	3.50% - 3.80%	3.50% - 3.80%	N/A	N/A
Return on plan assets	7.75% - 8.00%	8.25% - 8.50%	5.56% - 8.00%	6.83% - 8.25%
Composite health care trend rate (current year)	N/A	N/A	8.00%	7.80% - 8.50%
Composite health care trend rate (2018 forward)	N/A	N/A	5.00%	4.50% - 5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2012 and 2011, UI received cash distributions from GenConn.   See Note (A) “Business Organization and Statement of Accounting Policies – Equity Investments.”

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space. UIL Holdings’ lease payments for this office space for each of the nine month periods ended September 30, 2012 and 2011 totaled $4.4 million and $7.0 million, respectively.  For the three month periods ended September 30, 2012 and 2011, such lease payments totaled $0.4 million and $2.0 million, respectively.  The decrease in lease payments in 2012 is due to a reduction in office space utilized by UIL Holdings headquarters.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(J)	COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of September 30, 2012.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  As of September 30, 2012, UI has regulatory approval to recover in future rates (through the CTA) its $11.9 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  As of September 30, 2012, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability and of what remediation activity remains to be undertaken at the site.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.  On January 5, 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating, and remediating of hazardous substances at the property and (ii) an order directing UI to investigate and remediate the property.  In May 2012, UI filed an answer and counterclaims, and the plaintiffs filed an answer to UI’s counterclaims.  On July 30, 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act.  On October 12, 2012, the motion for summary judgment was denied without prejudice.  UI’s knowledge of the current conditions at the site is insufficient to make a reasonable update of the original $1.9 million remediation estimate.  UIL Holdings cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

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

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of September 30, 2012.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and they will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

SCG owns property on Housatonic Avenue in Bridgeport, CT, a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of September 30, 2012, no liability related to this claim has been recorded.

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  SCG may be subject to remediation expenses for part of the site, which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of September 30, 2012, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of September 30, 2012, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  Evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on an adjacent property has been completed.  Land based containment systems are currently being installed and will be completed in 2012.  River sediments, stream bank and adjacent properties are scheduled for remediation in 2013.    After completion of the additional remedial activities, there will be ongoing monitoring and reporting to the MDEP that will continue on the site for the foreseeable future.  UIL Holdings estimates that expenses will most likely amount to$7.5 million and has established a regulatory asset for such expenses as of September 30, 2012.  Historically Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, MA that was used for gas manufacturing operations.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  GE filed suit against Berkshire in 2000 seeking reimbursement of and contribution toward costs incurred by GE in responding to releases of hazardous substances attributed to Berkshire’s predecessor at the East Street Site.  Berkshire was found liable to GE under the federal Comprehensive Environmental Response, Compensation and Liability Act and the Massachusetts Oil and Hazardous Materials Release Prevention and Response Act for costs that GE has and will incur in response to historic releases attributed to Berkshire’s predecessor.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  On July 25, 2012, Berkshire and GE signed an agreement whereby Berkshire will pay GE approximately $0.7 million for their share of response costs incurred by GE at the East Street Site from 2006 through 2010.  Berkshire expects that it and GE will continue to operate under the terms of the Settlement Agreement in connection with the East Street Site.  As of September 30, 2012, UIL Holdings has accrued approximately $3.3 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

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

UI also is pursuing an indemnification claim against the general contractor. The trial on the general contractor’s claims and UI’s indemnification claim began in September 2012 and is expected to conclude by early December 2012, with a decision by the judge sometime thereafter.  UI expects to recover amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.  In October 2012, the general contractor filed a complaint against UI with FERC alleging that UI’s inclusion of certain costs incurred by UI in connection with the Middletown/Norwalk Transmission Project were not reasonably and/or prudently incurred and/or were not incurred in good faith by UI.  UI expects to vigorously defend against these new allegations, and expects to file its answer to this new complaint in November 2012, pursuant to FERC rules of practice.

Purchase and Sale Agreement

As part of its plan to consolidate operations and office personnel, on July 7, 2011, UI entered into an agreement for the sale of the Electric System Work Center (ESWC) located at 801 Bridgeport Avenue in Shelton, CT for approximately $10.2 million.  The net book value of ESWC as of September 30, 2012 was approximately $15.0 million and UI expects to recover any loss resulting from the sale of the property through the regulatory process.  The transaction, which has been approved by PURA, is expected to close by the first quarter of 2014 after the completion of due diligence, zoning approval, and site plan approval periods.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis, as well as the fair value of long-term debt, as of September 30, 2012 and December 31, 2011.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012	(In Thousands)
Assets:
Contracts for differences	$-	$-	$80,428	$80,428
Weather insurance contracts	-	-	1,000	1,000
Noncurrent investments available for sale	9,717	-	-	9,717
Deferred Compensation Plan	3,726	-	-	3,726
Supplemental retirement benefit trust life insurance policies	-	6,375	-	6,375
	$13,443	$6,375	$81,428	$101,246

Liabilities:
Contracts for differences	$-	$-	$256,893	$256,893
Long-term debt	-	1,883,871	-	1,883,871
	$-	$1,883,871	$256,893	$2,140,764

Net fair value assets/(liabilities), September 30, 2012	$13,443	$(1,877,496)	$(175,465)	$(2,039,518)

December 31, 2011
Assets:
Contracts for differences	$-	$-	$83,942	$83,942
Weather insurance contracts	-	-	3,512	3,512
Noncurrent investments available for sale	9,152	-	-	9,152
Deferred Compensation Plan	3,739	-	-	3,739
Supplemental retirement benefit trust life insurance policies	-	5,655	-	5,655
	$12,891	$5,655	$87,454	$106,000

Liabilities:
Contracts for differences	$-	$-	$268,035	$268,035
Long-term debt	-	1,715,724	-	1,715,724
	$-	$1,715,724	$268,035	$1,983,759

Net fair value assets/(liabilities), December 31, 2011	$12,891	$(1,710,069)	$(180,581)	$(1,877,759)

The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2012 or December 31, 2011 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  For information regarding the determination of the fair value of the weather insurance contracts, see Note (A) “Business Organization and Statement of Accounting Policies – Derivatives.”  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	1.11% - 1.54%
	Discount rate	1.65% - 2.04%
	Forward pricing ($ per MW)	$1.40 - $9.83

Weather insurance contracts	Heating degree days	4,976

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

Under the UIL Deferred Compensation Plan (DCP), directors, named executive officers and certain other employees may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into “deemed” investments consisting of mutual funds and UIL Holdings common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market based upon such pricing information.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of September 30, 2012 and December 31, 2011 in the active markets for the various funds within which the assets are held.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine month period ended September 30, 2012.

Nine Months Ended
September 30, 2012
(In Thousands)

Net fair value assets/(liabilities), December 31, 2011	$(180,581)
Unrealized gains and (losses), net
Included in earnings	3,488
Included in regulatory assets/(liabilities)	7,628
Settlements	(6,000)
Net fair value assets/(liabilities), September 30, 2012	$(175,465)

Change in unrealized gains (losses), net relating to net fair value assets/(liabilities), still held as of September 30, 2012	$7,628

The following table sets forth a reconciliation of changes in the net regulatory asset/ (liability) balances that were established to recover any unrealized gains/ (losses) associated with the CfDs for the nine month period ended September 30, 2012.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Nine Months Ended
September 30, 2012
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2011	$184,093
Unrealized (gains) and losses, net	(7,628)
Net regulatory assets/(liabilities), September 30, 2012	$176,465

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION

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

(In Thousands)
	Three months ended September 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$154,165	$62,932	$217,097	$105,755	$957	$323,809
Purchased power and gas	43,565	-	43,565	51,570	-	95,135
Operation and maintenance	42,599	9,840	52,439	35,788	(25)	88,202
Transmission wholesale	-	26,565	26,565	-	-	26,565
Depreciation and amortization	25,286	3,787	29,073	16,410	796	46,279
Taxes - other than income taxes	12,202	8,256	20,458	8,011	33	28,502
Operating Income (Loss)	30,513	14,484	44,997	(6,024)	153	39,126

Other Income and (Deductions), net	6,071	863	6,934	372	110	7,416

Interest Charges, net	7,242	3,148	10,390	7,070	5,893	23,353

Income (Loss) Before Income Taxes and Equity Earnings	29,342	12,199	41,541	(12,722)	(5,630)	23,189
Income Taxes	14,597	3,955	18,552	(5,423)	(2,294)	10,835
Income (Loss) Before Equity Earnings	14,745	8,244	22,989	(7,299)	(3,336)	12,354
Income from Equity Investments	3,421	-	3,421	-	-	3,421
Net Income (Loss)	18,166	8,244	26,410	(7,299)	(3,336)	15,775
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	26	-	26
Net Income (Loss) attributable to UIL Holdings	$18,166	$8,244	$26,410	$(7,325)	$(3,336)	$15,749

	Three months ended September 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$165,528	$55,292	$220,820	$100,579	$28	$321,427
Purchased power and gas	52,974	-	52,974	48,714	-	101,688
Operation and maintenance	51,699	7,535	59,234	33,232	(187)	92,279
Transmission wholesale	-	25,180	25,180	-	-	25,180
Depreciation and amortization	22,899	3,182	26,081	15,448	99	41,628
Taxes - other than income taxes	13,040	6,086	19,126	7,266	7	26,399
Operating Income (Loss)	24,916	13,309	38,225	(4,081)	109	34,253

Other Income and (Deductions), net	3,159	1,598	4,757	3,237	398	8,392

Interest Charges, net	7,834	3,752	11,586	7,251	5,506	24,343

Income (Loss) Before Income Taxes and Equity Earnings	20,241	11,155	31,396	(8,095)	(4,999)	18,302
Income Taxes	10,660	3,560	14,220	(1,865)	(2,726)	9,629
Income (Loss) Before Equity Earnings	9,581	7,595	17,176	(6,230)	(2,273)	8,673
Income from Equity Investments	3,521	-	3,521	-	-	3,521
Net Income (Loss)	13,102	7,595	20,697	(6,230)	(2,273)	12,194
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	14	-	14
Net Income (Loss) attributable to UIL Holdings	$13,102	$7,595	$20,697	$(6,244)	$(2,273)	$12,180

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(In Thousands)
	Nine months ended September 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$424,060	$162,729	$586,789	$476,644	$2,222	$1,065,655
Purchased power and gas	118,581	-	118,581	242,328	-	360,909
Operation and maintenance	130,071	30,791	160,862	101,944	189	262,995
Transmission wholesale	-	59,847	59,847	-	-	59,847
Depreciation and amortization	66,763	10,942	77,705	56,499	1,682	135,886
Taxes - other than income taxes	32,828	19,858	52,686	30,111	127	82,924
Operating Income (Loss)	75,817	41,291	117,108	45,762	224	163,094

Other Income and (Deductions), net	13,556	2,889	16,445	4,286	474	21,205

Interest Charges, net	21,732	10,042	31,774	21,281	17,280	70,335

Income (Loss) Before Income Taxes and Equity Earnings	67,641	34,138	101,779	28,767	(16,582)	113,964
Income Taxes	36,163	10,709	46,872	10,807	(6,755)	50,924
Income (Loss) Before Equity Earnings	31,478	23,429	54,907	17,960	(9,827)	63,040
Income from Equity Investments	11,823	-	11,823	-	-	11,823
Net Income (Loss)	43,301	23,429	66,730	17,960	(9,827)	74,863
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	65	-	65
Net Income (Loss) attributable to UIL Holdings	$43,301	$23,429	$66,730	$17,895	$(9,827)	$74,798

	Nine months ended September 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$452,594	$149,888	$602,482	$594,012	$35	$1,196,529
Purchased power and gas	139,548	-	139,548	341,594	-	481,142
Operation and maintenance	147,298	22,513	169,811	97,717	276	267,804
Transmission wholesale	-	59,809	59,809	-	-	59,809
Depreciation and amortization	63,641	9,346	72,987	52,496	193	125,676
Taxes - other than income taxes	35,338	19,610	54,948	32,850	8	87,806
Operating Income (Loss)	66,769	38,610	105,379	69,355	(442)	174,292

Other Income and (Deductions), net	10,691	4,736	15,427	2,787	447	18,661

Interest Charges, net	22,609	9,733	32,342	22,052	17,020	71,414

Income (Loss) Before Income Taxes and Equity Earnings	54,851	33,613	88,464	50,090	(17,015)	121,539
Income Taxes	28,151	10,436	38,587	20,359	(7,599)	51,347
Income (Loss) Before Equity Earnings	26,700	23,177	49,877	29,731	(9,416)	70,192
Income from Equity Investments	8,230	-	8,230	-	-	8,230
Net Income (Loss)	34,930	23,177	58,107	29,731	(9,416)	78,422
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	42	-	42
Net Income (Loss) attributable to UIL Holdings	$34,930	$23,177	$58,107	$29,689	$(9,416)	$78,380

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Total Assets at September 30, 2012	$-	$-	$2,757,435	$1,887,943	$85,066	$4,730,444

Total Assets at December 31, 2011	$-	$-	$2,716,460	$1,953,079	$75,070	$4,744,609

(1)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column.  Net plant in service is segregated by segment and, as of September 30, 2012, was $1,023.5 million and $596.8 million for Distribution and Transmission, respectively.  As of December 31, 2011, net plant in service was $1,029.8 million and $495.8 million for Distribution and Transmission, respectively.

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

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly-owned subsidiary, GenConn Energy LLC (collectively, GenConn) was chosen by the Public Utilities Regulatory Authority (PURA) to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

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

On June 18, 2012, pursuant to Connecticut law PA 11-80, PURA initiated a docket for the establishment of performance standards for electric distribution and gas companies.  PA 11-80 requires PURA to, among other things, establish industry specific standards, review service restoration practices, and establish standards for acceptable performance in an emergency in which more than 10% of any utility’s customers are without service for more than 48 hours. On November 1, 2012, PURA submitted a report to the General Assembly identifying the standards established and recommendations for legislative changes necessary to implement the standards. UIL Holdings will review the PURA report and determine the potential of the standards from both an operational and financial perspective.

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

Index

On October 5, 2012, the Connecticut Department of Energy and Environmental Protection (DEEP) issued a draft comprehensive energy strategy (the Strategy) for Connecticut which offers recommendations in five major priority areas as follows:  expanding energy choices, lowering utility bills, improving the environment, creating clean energy jobs and enhancing quality of life.  A final Strategy is expected in early 2013.

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

Hurricane Sandy, which passed through Connecticut on October 29, 2012, caused extensive damage to the electric system in UI’s service territory. Current estimates indicate approximately 250,000 customer outages. UI is currently undertaking restoration efforts and expects to seek recovery of the cost of repairing the damage and restoring service to customers in future rate proceedings.

Rates

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows the Company to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which is to be collected from customers beginning in the fourth quarter of 2012, pending PURA approval.  PURA is expected to issue a decision on the decoupling adjustment in the fourth quarter of 2012.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through December 31, 2012.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012 and 2013.  Supplier of last resort service is procured on a quarterly basis.  UI’s contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and it elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2012, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of September 30, 2012, UI would have had to post approximately $8.9 million in collateral.

On October 10, 2012 PURA approved the Standard Service Procurement Plan (Procurement Plan) submitted by DEEP’s procurement manager to PURA for approval as required by Connecticut legislation.  The Procurement Plan provides for UI to continue to procure wholesale power for standard service customers on a full requirements basis, however the maximum duration of contracts has been reduced from three years to twelve months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.  The length of term and tranche sizes may be modified by agreement of UI and the procurement manager.  The Procurement Plan also provides for the procurement manager to issue a decision regarding winning bids on the day of the applicable procurement with an advisory technical meeting before PURA to be held on the day following the procurement.

Index

New Renewable Source Generation

Under Connecticut law, electric distribution companies were required to enter into contracts to purchase the output of new renewable generation totaling at least 150 MW, at prices and upon terms approved by PURA in accordance with statutory requirements.  PURA approved a number of these projects from 2007 through 2009, all of which are governed by a cost sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately 20% of the benefits of such contracts.  UI was a direct party to two of the contracts.   UI’s costs associated with all such contracts are recoverable, whether UI is a direct party or pursuant to the sharing agreement.  In September 2011, PURA issued a report to the legislature stating that, of the original 150 MW, only 47 MW have the capability of achieving commercial operation within contractual deadlines.  One of the contracts to which UI was a direct party has since been terminated.  Many of the other contracts are also expected to be terminated as the commercial operation deadlines expire.  On September 20, 2012, PURA approved a request by Bridgeport Fuel Cell Park, LLC to extend the in-service date under its contract with CL&P to February 14, 2014.  To date, none of the projects have achieved commercial operation.

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements and on April 4, 2012, PURA approved the program.  On October 11, 2012, UI received PURA approval for executed REC purchase contracts totaling up to approximately $1.5 million annually in payments for 15 year delivery terms commencing in 2013.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy.  UI and CL&P are each allowed to develop projects capable of generating up to 10 MW and the Department of Energy and Environmental Protection (DEEP) is to solicit proposals for projects capable of generating 10 MW.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P has executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects, and such contracts have been filed with PURA for approval.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the revenues, associated with the projects. Pursuant to PA 11-80, the costs of payments made to projects are recoverable through electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision on July 18, 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves a return on equity (ROE) equal to the then currently allowed distribution ROE over the life of the investment, which is currently 8.75%.  UI had requested a ROE of 9.50% for the renewable connections program projects.  On September 5, 2012 PURA reopened the proceeding on its own motion.  PURA also issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the nine months ended September 30, 2012 and 2011 were $1.8 million and $3.1 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $31.5 million and $31.8 million the nine months ended September 30, 2012 and 2011, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $39.8 million as of September 30, 2012.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon PURA’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

Index

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project which is currently under construction, (2) the Interstate Reliability Project, for which CL&P is currently in the siting and permitting process and (3) the Central Connecticut Reliability Project, which is currently being considered by ISO-NE as part of a broader study that includes other electrically connected areas within Connecicut.

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

On June 20, 2012, NU, on behalf of CL&P, submitted for filing, the operation and maintenance agreement (O&M Agreement) between UI and CL&P to the FERC, which the FERC subsequently accepted.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain transmission assets in Connecticut that the FERC has authorized UI to acquire from CL&P.

On September 26, 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, upon which the O&M Agreement became effective.

Through September 30, 2012, UI has made deposits totaling $15.3 million in NEEWS, which includes the transferred assets noted above, and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $0.4 million and $1.1 million on such deposits in the three and nine month periods ended September 30, 2012, respectively.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2012 through December 31, 2012 of $34 million and $42.3 million for GenConn Devon and GenConn Middletown, respectively.

GenConn filed a rate case request with PURA on July 27, 2012, seeking approval of 2013 revenue requirements for the annual period commencing January 1, 2013 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2012.

As of September 30, 2012, UI’s equity investment in GenConn was $125.3 million.  UI’s income from its equity investment in GenConn was $11.8 million and $8.2 million for the nine month periods ended September 30, 2012 and 2011, respectively.  For the three month periods ended September 30, 2012 and 2011, such income was $3.4 million and $3.5 million, respectively.  During the three and nine month periods ended September 30, 2012, UI received cash distributions from GenConn of $4.7 million and $17.6 million, respectively.  As of September 30, 2012, there were no undistributed earnings from UI’s equity investment in GenConn.

Index

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  For 2012, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.2% to 12.4%.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20%.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported.  In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  The parties have been unable to reach a settlement.  Settlement proceedings have terminated, and a hearing judge has been assigned.  Pursuant to the procedural schedule, the direct case of the complainants was filed on October 1, 2012 and included a reduction to the base ROE sought to 9.0%.  Respondents’ answer to the direct case is scheduled to be filed on November 20, 2012.  The hearing judge is expected to issue an initial decision in the third quarter of 2013.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011.

Legislation and Regulation

Transitional Standard Offer Incentive (TSO) State legislation significantly restructured the electric utility industry in Connecticut in 1998 and 2003.  The primary restructuring legislation includes Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (the 2003 Restructuring Legislation).  The 2003 Restructuring Legislation provided for PURA to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by PURA.  For each of 2004, 2005 and 2006, if UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  PURA issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed PURA’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that PURA did not apply the proper standard in determining whether UI qualified for the incentive and that PURA made other errors, and remanded the case to PURA for further proceeding in accordance with the court's decision.  PURA appealed the superior court’s decision to the state appellate court.  On October 2, 2012, UI, CL&P and the Connecticut Office of Consumer Counsel (OCC) filed with PURA a joint motion for approval of a settlement agreement by and among UI, CL&P, and the OCC.  On October 31, 2012, PURA issued a final decision approving the settlement agreement which resolves all of the issues relating to the incentive for the procurement of power for 2004 through 2006.  The settlement agreement provides that UI has met the statutory standard for receiving 2005 and 2006 TSO incentives previously collected of approximately $2.7 million, which were recorded in the third quarter of 2012 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  The settlement agreement also provides that no further amounts are due from UI to customers relating to the 2004 incentive as amounts were previously refunded to customers in 2009.

Gas Distribution

Rates

The allowed returns on equity established by PURA are 9.41% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire’s 10-year rate plan, which was approved by the DPU, expired on January 31, 2012.  The ROE approved in Berkshire’s rate plan is 10.5%.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

Index

Approval for the Issuance of Debt

On June 6, 2012, Berkshire filed a petition with the DPU for the approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from any such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire may issue long-term debt with maturities up to 30 years and issue secured or unsecured securities or execute a bank financing.  A decision from the DPU is expected in the fourth quarter of 2012.

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of September 30, 2012, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences, represent 80.4% of the total amount of assets, and 12% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.

Weather Insurance Contracts

SCG and CNG enter into weather insurance contracts for the winter period of November 1 through April 30 in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG each receive a payment, up to the maximum amount allowed under the contracts; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG each make a payment of up to a maximum amount.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  In May of 2012, each of SCG and CNG received a payment of $3 million upon the expiration of their respective contracts.

In October 2012, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2012 through April 30, 2013.  If temperatures are warmer than normal, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures are colder than normal, SCG and CNG will each make a payment of up to a maximum of $2 million.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures are warmer than normal for the contract period, Berkshire will receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid are amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at September 30, 2012.

Index

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, UIL Holdings had $15.2 million of unrestricted cash and temporary cash investments.  This represents a decrease of $15.8 million from the corresponding balance at December 31, 2011.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2011	$31.0

Net cash provided by operating activities	247.9

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(214.2)
Deposits in NEEWS	(5.9)
Investment in GenConn	1.3
Restricted cash (1)	3.4
Other	0.8
(214.6)

Net cash provided by (used in) financing activities:
Issuance of common stock	1.9
Issuance of long-term debt	203.5
Payments on long-term debt	(108.5)
Line of credit borrowings (repayments), net	(80.0)
Dividend payments	(65.6)
Other financing activities	(0.4)
(49.1)

Net change in cash	(15.8)

Unrestricted cash and temporary cash investments, September 30, 2012	$15.2

(1) As of September 30, 2012, UIL Holdings had $3.1 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

All capital requirements that exceed available cash will be funded through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the credit facilities discussed below, future external financing needs are expected to be satisfied by the issuance of additional equity and/or short-term and long-term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, general economic conditions, and UIL Holdings’ future income and cash flow.

Multiple series of pollution control revenue bonds, in the aggregate principal amount outstanding of $103.5 million, for which UI was responsible for the payment of principal and interest, were due to be remarketed in the municipal bond market on February 1, 2012.  Due to conditions in the municipal bond market, UIL Holdings determined it was economically favorable to refinance the bonds with senior unsecured notes issued in the private placement market.  Such notes were issued on January 30, 2012 as follows: 3.61%, Series B, due January 31, 2022, in the principal amount of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount of $52 million.  In addition, on April 2, 2012, for such purposes as described in “-Other Sources of Funding” below, $100 million of senior unsecured notes were issued as follows:  2.98%, Series A, due January 31, 2019, in the principal amount of $31 million, 3.61%, Series C, due January 31, 2022 in the principal amount of $34 million and 4.89%, Series E, due January 30, 2042, in the principal amount of $35 million.

Index

UI received cash distributions from GenConn of $17.6 million during the nine month period ended September 30, 2012.

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

As of September 30, 2012, there was $155 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings also has outstanding standby letters of credit in the aggregate amount of $4.3 million, which expire on January 31, 2013 and June 16, 2013.  Available credit under the UIL Holdings Credit Facility at September 30, 2012 totaled $240.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the UIL Holdings Credit Facility expires, thus affording UIL Holdings flexibility in managing its working capital requirements.

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

On October 31, 2012, UIL Holdings entered into a credit agreement with a bank that expires on October 31, 2013 (the Credit Agreement). The borrowing limit under the Credit Agreement, the purpose of which is to provide UIL Holdings additional liquidity, is $100 million.

UIL Holdings filed a shelf registration statement with the SEC on March 8, 2012.  As permitted by the registration statement, UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions.  The registration statement expires on March 8, 2015.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of any Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) the repayment, in July 2011, of the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, which were repaid with the issuance of $103.5 million of senior unsecured notes in January 2012, and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

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

Index

On June 6, 2012, Berkshire filed a petition with the DPU for the approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from any such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire may issue long-term debt with maturities up to 30 years and issue secured or unsecured securities or execute a bank financing.  A decision from the DPU is expected in the fourth quarter of 2012.

Uses of Funds

Asset values of funded pension plans as of September 30, 2012 and December 31, 2011 were approximately $628.3 million and $548.1 million, respectively.  During the nine month period ended September 30, 2012, UIL Holdings made pension contributions of $48.5 million.  No further pension funding will be required in 2012.

Other Matters

As of September 30, 2012, UI would have had to post approximately $8.9 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of September 30, 2012.

2012 Capital Resource Projections

During the first quarter of 2012, UIL Holdings decreased its capital expenditure projections by approximately $25 million from the previously disclosed $335 million projection included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no changes to UIL Holdings’ capital expenditure projections during the second and third quarters of 2012.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2012 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  At September 30, 2012, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of September 30, 2012, UIL Holdings had certain immaterial guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and nine month periods ended September 30, 2012 and 2011 are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Third Quarter 2012 vs. Third Quarter 2011

The table below presents a comparison of UIL Holdings’ net income and EPS for the third quarters of 2012 and 2011.

	Quarter Ended	Quarter Ended	2012 More (Less)
	September 30, 2012	September 30, 2011	than 2011

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$26.4	$20.7	$5.7
Gas Distribution	(7.3)	(6.2)	(1.1)
Non-Utility	(3.4)	(2.3)	(1.1)
Net Income attributable to UIL Holdings	$15.7	$12.2	$3.5

EPS
Electric Distribution and Transmission	$0.52	$0.41	$0.11
Gas Distribution	(0.14)	(0.12)	(0.02)
Non-Utility	(0.07)	(0.05)	(0.02)
Total EPS - Basic	$0.31	$0.24	$0.07

Total EPS - Diluted	$0.31	$0.24	$0.07

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

Index

Overall, UI’s operating revenue decreased by $3.7 million, from $220.8 million in the third quarter of 2011 to $217.1 million in the third quarter of 2012.  Retail revenue increased $7.0 million, which was primarily due to a favorable customer mix.  Also contributing to the increase in retail revenue was an increase in distribution sales volume in the third quarter of 2012 compared to the third quarter of 2011.  Retail sales increased by 7 million kWh, from 1,612 million kWh in the third quarter of 2011, to 1,619 million kWh in the third quarter of 2012.  Retail sales normalized for the weather impact increased 48 million kWh, from 1,513 million kWh in the third quarter of 2011, to 1,561 million kWh in the third quarter of 2012.  Other revenues decreased $9.8 million, which was primarily attributable to the net activity of the GSC “working capital allowance” due to timing difference, lower transmission revenue as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $9.4 million, from $53.0 million in the third quarter of 2011 to $43.6 million in the third quarter of 2012.  The decrease was primarily attributable to decreased prices of procured wholesale power and decreased sales volume, as discussed above.

UI’s O&M expenses decreased by $6.8 million, from $59.2 million in the third quarter of 2011 to $52.4 million in the third quarter of 2012.  The decrease was primarily attributable to a decrease in rent expense due to a reduction in office space utilized by UIL Holdings headquarters, a decrease in uncollectible expense reflecting current market conditions and customers’ improved ability to make payments as well as a decrease in outside services expenses due primarily to decreased maintenance related to certain projects.

UI’s transmission wholesale expenses increased by $1.4 million, from $25.2 million in the third quarter of 2011 to $26.6 million in the third quarter of 2012.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates.

UI’s depreciation and amortization increased by $3.0 million, from $26.1 million in the third quarter of 2011 to $29.1 million in the third quarter of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

UI’s taxes, other than income taxes increased by $1.4 million, from $19.1 million in the third quarter of 2011 to $20.5 million in the third quarter of 2012.  The increase was primarily attributable to higher gross receipts tax as well as an increase in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $2.1 million, from $4.8 million for the third quarter of 2011 to $6.9 million in the third quarter of 2012.  The increase was primarily attributable to the TSO incentive settlement recorded in the third quarter of 2012.

UI’s interest expense decreased by $1.2 million, from $11.6 million in the third quarter of 2011 to $10.4 million in the third quarter of 2012.  The decrease was primarily attributable to decreased short-term borrowings.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $18.2 million, an increase of $5.1 million, compared to the third quarter of 2011.  The increase in net income was primarily attributable to decreases in rent expense, uncollectible expense and outside services expenses.

Transmission

The transmission business had total net income of $8.2 million, an increase of $0.6 million, compared to the third quarter of 2011.  The increase was primarily attributable to income earned on an increase in rate base and income earned on increased total deposits in NEEWS partially offset by a decrease in the allowance for funds used during construction (AFUDC).

Index

Gas Distribution

The gas distribution business had a net loss of $7.3 million in the third quarter of 2012, compared to a net loss of $6.2 million in the third quarter of 2011.  The larger loss was primarily attributable to higher uncollectible expenses as well as the absence in 2012 of a non-recurring adjustment recorded in 2011 related to carrying charges resulting from the settlement of rate case appeals, partially offset by higher margins associated with an increase in residential customers.

The Gas Companies’ operating revenue increased by $5.2 million, from $100.6 million in the third quarter of 2011 to $105.8 million in the third quarter of 2012.  The increase was primarily attributable to higher rates related to pass-through costs.  Retail sales increased by 1.3 million mcf, from 8.3 million mcf in the third quarter of 2011, to 9.6 million mcf in the third quarter of 2012.  Fluctuations in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

Purchased gas expense increased by $2.9 million, from $48.7 million in the third quarter of 2011 to $51.6 million in the third quarter of 2012.  The increase was primarily attributable to higher natural gas prices.  Fluctuations in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $2.6 million, from $33.2 million for the third quarter of 2011 to $35.8 million in the third quarter of 2012.  The increase was primarily attributable to an increase in uncollectible expenses.

The Gas Companies’ other income and deductions decreased by $2.9 million, from $3.2 million for the third quarter of 2011 to $0.3 million in the third quarter of 2012.  The decrease was primarily attributable to the absence in 2012 of a non-recurring adjustment recorded in 2011 related to carrying charges resulting from the settlement of rate case appeals.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $3.4 million, or $0.07 per share, in the third quarter of 2012 compared to net after-tax costs of $2.3 million, or $0.05 per share, in the third quarter of 2011.  The increase in net after-tax costs was primarily attributable to increased interest expense due to increased short-term borrowings.

First Nine Months 2012 vs. First Nine Months 2011

The table below presents a comparison of UIL Holdings’ net income and EPS for the first nine months of 2012 and 2011.

	Nine Months Ended	Nine Months Ended	2012 More (Less)
	September 30, 2012	September 30, 2011	than 2011

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$66.7	$58.1	$8.6
Gas Distribution	17.9	29.7	(11.8)
Non-Utility	(9.8)	(9.4)	(0.4)
Net Income attributable to UIL Holdings	$74.8	$78.4	$(3.6)

EPS
Electric Distribution and Transmission	$1.31	$1.15	$0.16
Gas Distribution	0.35	0.59	(0.24)
Non-Utility	(0.19)	(0.19)	-
Total EPS - Basic	$1.47	$1.55	$(0.08)

Total EPS - Diluted	$1.46	$1.54	$(0.08)

Index

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

Overall, UI’s operating revenue decreased by $15.7 million, from $602.5 million in the first nine months of 2011 to $586.8 million in the first nine months of 2012.  Retail revenue decreased $32.1 million, which was primarily attributable to decreases in distribution sales volume resulting from warmer temperatures in the first two quarters of 2012 compared to the first two quarters of 2011.  Retail sales decreased by 140 million kWh, from 4,298 million kWh in the first nine months of 2011, to 4,158 million kWh in the first nine months of 2012.  Retail sales normalized for the weather impact decreased 49 million kWh, from 4,178 million kWh in the first nine months of 2011, to 4,129 million kWh in the first nine months of 2012.  Other revenues increased $18.5 million, which was primarily attributable to higher transmission revenue, SBC “working capital allowance” due to timing difference as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $20.9 million, from $139.5 million in the first nine months of 2011 to $118.6 million in the first nine months of 2012.  The decrease was primarily attributable to decreased prices of procured wholesale power and decreased sales volume, as discussed above.

UI’s O&M expenses decreased by $8.9 million, from $169.8 million in the first nine months of 2011 to $160.9 million in the first nine months of 2012.  The decrease was primarily attributable to a decrease in outside services expenses due primarily to lower decreased maintenance related to certain projects as well as a decrease in rent expense due to a reduction in office space utilized by UIL Holdings headquarters.

UI’s depreciation and amortization increased by $4.7 million, from $73.0 million in the first nine months of 2011 to $77.7 million in the first nine months of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

UI’s taxes, other than income taxes decreased by $2.2 million, from $54.9 million in the first nine months of 2011 to $52.7 million in the first nine months of 2012.  The decrease was primarily attributable to lower gross receipts tax due to the decrease in operating revenues.

UI’s other income and deductions increased by $1.0 million, from $15.4 million in the first nine months of 2011 to $16.4 million in the first nine months of 2012.  The increase was primarily attributable to the TSO incentive settlement recorded in the third quarter of 2012 as well as mark-to-market adjustments to non-qualified pension investments partially offset by a decrease in AFUDC due mainly to a decrease in UI’s average AFUDC rate.

UI’s income from equity investments increased by $3.6 million, from $8.2 million in the first nine months of 2011 to $11.8 million in the first nine months of 2012.  The increase was primarily attributable to increased income from the investment in GenConn due to both of GenConn’s peaking generation projects now participating in the ISO-New England markets.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $43.3 million, an increase of $8.4 million, compared to the first nine months of 2011.  The increase in net income was primarily attributable to increased income from the investment in GenConn, the sale of UI’s load response program and mark-to-market adjustments to non-qualified pension investments as well as to decreases in outside services expenses and rent expense.

Index

Transmission

The transmission business had total net income of $23.4 million, an increase of $0.2 million, compared to the first nine months of 2011.  The increase was primarily attributable to income earned on an increase in rate base and income earned on increased total deposits in NEEWS partially offset by a decrease in AFUDC.

Gas Distribution

The gas distribution business had net income of $17.9 million, a decrease of $11.8 million, compared to the first nine months of 2011.  The decrease was primarily attributable to lower sales volume due to the impact of warmer weather and reduced per customer usage in the first and second quarters of 2012 compared to the first and second quarters of 2011.  The warmer temperatures and reduced per customer usage in the first and second quarters of 2012 compared to the first and second quarters of 2011 resulted in a $17.8 million decrease, pre-tax, in gross margin in the first nine months of 2012 compared to the first nine months of 2011.  The decrease in net income was partially offset by an increase in the fair value of the weather insurance contracts, and a decrease in gross receipts tax.

The Gas Companies’ operating revenue decreased by $117.4 million, from $594.0 million in the first nine months of 2011 to $476.6 million in the first nine months of 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather, as well as lower natural gas prices.  Retail sales decreased by 6.2 million mcf, from 54.7 million mcf in the first nine months of 2011, to 48.5 million mcf in the first nine months of 2012.  Temperatures were warmer in the first nine months of 2012 compared to the first nine months of 2011 which resulted in a 20.9% decrease in heating degree days.  Compared to normal temperatures for the first nine months of 2012, there was a 21.2% decrease in heating degree days.  Fluctuations in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $99.3 million, from $341.6 million in the first nine months of 2011 to $242.3 million in the first nine months of 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather, as well as lower natural gas prices.  Fluctuations in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expenses increased by $4.2 million, from $97.7 million in the first nine months of 2011 to $101.9 million in the first nine months of 2012.  The increase was primarily attributable to small increases in numerous expense items.

The Gas Companies’ depreciation and amortization increased by $4.0 million, from $52.5 million for first nine months of 2011 to $56.5 million in the first nine months of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

The Gas Companies’ taxes, other than income taxes, decreased $2.8 million, from $32.9 million in the first nine months of 2011 to $30.1 million in the first nine months of 2012.  The decrease was primarily attributable to lower gross receipts tax due to the decrease in operating revenues.

The Gas Companies’ other income and deductions increased $1.5 million, from $2.8 million in the first nine months of 2011 to $4.3 million in the first nine months of 2012.  The increase was primarily attributable to the increase in the fair value of the weather insurance contracts which was due to warmer weather, partially offset by the absence in 2012 of a non-recurring adjustment recorded in 2011 related to carrying charges resulting from the settlement of rate case appeals.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $9.8 million, or $0.19 per share, in the first nine months of 2012 compared to net after-tax costs of $9.4 million, or
$0.19 per share, in the first nine months of 2011.

Index

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2012.  As of September 30, 2012, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

UIL Holdings repurchased shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k)/Employee Stock Ownership Plans in the form of shares of UIL Holdings common stock as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased*	Per Share	Programs	Programs
July 1-31	11,076	36.45	None	None
August 1-31	29	36.06	None	None
September 1-30	33	35.57	None	None
Total	11,138	36.45	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Index

Item 6.	Exhibits.

Exhibit No.	Description
10.1	$100,000,000 Credit Agreement, dated October 31, 2012, among UIL Holdings Corporation, as borrower, and JP Morgan Chase Bank, N.A., as Administrative Agent, and the banks named there in.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	11/5/2012	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer