Form 10-K
period 2012-12-31
UIL HOLDINGS CORP
filed 2013-02-21
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the UIL Holdings’ voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of UIL Holdings’ most recently completed second fiscal quarter (June 30, 2012) was $1,791,227,691 based on a closing sales price of $35.86 per share.

The number of shares outstanding of the registrant’s only class of common stock, as of February 15, 2013 was 50,665,114.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of this Form 10-K into which document is incorporated
Part I Definitive Proxy Statement for Annual Meeting of the Shareowners to be held on May 14, 2013	III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2012

GLOSSARY OF TERMS

AFUDC  (Allowance for Funds Used During Construction) – The cost of utility equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

Bcf – One billion cubic feet or 1,000 Mcf.

Bypassable Federally Mandated Congestion Charges – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the generation of electricity.

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

Federally Mandated Congestion Charges – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the supply of electricity or the reliability of supply in the electricity market.

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

Part I

Item 1.  Business.

GENERAL

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  CEC, CTG and BER are holding companies whose sole business is ownership of their respective operating regulated gas utility.  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), operates two peaking generation plants in Connecticut.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall executive, financial and planning functions.

UIL Holdings electronically files the following with the United States Securities and Exchange Commission (SEC): required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities and Exchange Act of 1934, as amended (the Exchange Act); and registration statements on Forms S-3 and S-8, as necessary.  The public may read and copy any materials UIL Holdings has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC toll-free at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of UIL Holdings’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line, free of charge, at UIL Holdings’ website (www.uil.com).

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

UTILITY BUSINESSES

Electric Distribution and Transmission

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 761,000, which represents approximately 21% of the population of Connecticut.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population of approximately 146,000) and New Haven (population of approximately 130,000) and their surrounding areas.  The service territory is home to a diverse array of business sectors including aerospace manufacturing, healthcare, biotech, financial services, precision manufacturing, retail and education.  As of December 31, 2012, UI had approximately 321,000 customers.  Of UI’s 2012 retail revenues, 57.3% were derived from residential sales, 35.6% from commercial sales, 5.6% from industrial sales and 1.5% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  UI is regulated as an electric distribution company by PURA in Connecticut and is also subject to regulation by the Federal Energy Regulatory Commission (FERC).  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K, which is hereby incorporated by reference.

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

UI is a “public utility” within the meaning of Part II of the Federal Power Act (FPA).  Under the FPA, the FERC governs the rates, terms and conditions of transmission of electric energy in interstate commerce, interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates, market-based rates and the operations of regional capacity and electric energy markets in New England administered by an independent entity, ISO-New England, Inc. (ISO-NE)).  The FERC approves UI’s transmission revenue requirements, which are collected through UI’s retail transmission rates.  The FERC also has authority to ensure the reliability of the high voltage electric transmission system through mandatory reliability standards, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements.  For further information, refer to “–Arrangements with Other Industry Participants”, below.

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

Regulated Electric Distribution and Transmission

UI’s retail electric service rates are subject to regulation by PURA.  UI’s present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting and other services.

The revenue components of UI’s retail charges to customers, effective as of January 1, 2013, reflect a total average price of 17.6395¢ per kilowatt-hour (kWh) and consist of the following:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price per kWH
Distribution	The process to delivering electricty through local lines to customers' homes or businesses.	8.75% (1)	4.8793¢
Transmission	The process of delivering elctricity over high voltage lines to local distribution lines.	12.15-12.35% (2)	1.9243¢
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills designed to allow UI to recover Stranded Costs.	8.75% (3)	1.5066¢
Generation Services Charge (GSC) (4)	The average rate charged to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	N/A	7.8336¢
System Benefits Charge (SBC) (5)	Charges representing public policy costs, such as generation decommissioning and displaced worker protection costs.	N/A	0.3142¢
Conservation & Load Management (CL&M) (6)	Statutory assessment used to support energy conservation and load management programs.	N/A	0.3000¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (7)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	N/A	0.7815¢
Renewable Energy Investment (REI) (8)	Statutory assessment used to support renewable energy projects.	N/A	0.1000¢

(1)	PURA authorized return on equity. Earnings above 8.75% will be shared 50% with customers and 50% with shareowners.
(2)	Weighted average estimate based upon the FERC authorized rates.
(3)	UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base.
(4)
This rate includes $0.007 per kWh for retail access and load settlement costs.  GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this Form 10-K).

(5)
SBC has no impact on results of operations, because SBC billing is a “pass-through” with the exception of carrying charges which are applied to any under or over collections in between the annual reconciliation filing.

(6)	UI has the opportunity to earn a nominal “incentive” for managing the C&LM programs. Except for the incentive, C&LM has no impact on results of operations, because C&LM billing is a “pass-through.”
(7)
NBFMCC rate includes funding of customer initiatives such as distributed generation in accordance with the State of Connecticut’s Energy Independence Act.  Part of the funding is an incentive to UI helping to bring those customer initiatives on-line. Except for the incentive, NBFMCC has no impact on results of operations, because NBFMCC billing is a “pass-through.”
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

UI must procure its standard service power pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in a manner that maintains standard service cost volatility within reasonable levels.  In October 2012, PURA approved the Standard Service Procurement Plan (the Procurement Plan) submitted by the Department of Energy and Environmental Protection’s (DEEP) procurement manager to PURA for approval as required by Connecticut law.  The Procurement Plan, which was developed by the procurement manager, in consultation with UI, CL&P and the Connecticut Office of Consumer Counsel (OCC), provides for UI to continue to procure wholesale power for standard service customers on a full requirements basis, but reduces the maximum duration of contracts from three years to 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.  The length of term and tranche sizes may be modified by the mutual agreement of UI and the procurement manager.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In November 2012, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2012, Standard & Poor’s Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2012, UI would have had to post approximately $10.5 million in collateral.

UI is permitted to seek long-term contracts for up to 20% of standard service requirements, in order to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers, but has not executed any long-term contracts.

New Renewable Source Generation

Under Connecticut law, electric distribution companies were required to enter into contracts to purchase the output of new renewable generation totaling at least 150 MW, at prices and upon terms approved by PURA in accordance with statutory requirements.  PURA approved a number of these projects from 2007 through 2009, all of which are governed by a cost sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately

20% of the benefits of such contracts.  UI was a direct party to two of the contracts.   UI’s costs associated with all such contracts are recoverable, whether UI is a direct party or pursuant to the sharing agreement.  In September 2011, PURA issued a report to the legislature stating that, of the original 150 MW, only 47 MW have the capability of achieving commercial operation within contractual deadlines.  One of the contracts to which UI was a direct party has since been terminated.  Many of the other contracts are also expected to be terminated as the commercial operation deadlines expire.  In September 2012, PURA approved a request by Bridgeport Fuel Cell Park, LLC to extend the in-service date under its contract with CL&P to February 14, 2014.  To date, none of the projects have achieved commercial operation.

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from small renewable generators located on customer premises.  Under this program, UI will be required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements and in April 2012, PURA approved the program.  In October 2012, UI received PURA approval for executed REC purchase contracts totaling up to approximately $1.5 million annually in payments for 15 year delivery terms commencing in 2013.  On January 8, 2013, UI opened a tariff-based application process to procure RECs from small renewable projects, and expects to enter into REC purchase contracts in the first quarter of 2013 totaling up to approximately $0.6 million annually in payments for 15 year delivery terms commencing in 2013 and 2014.

PA 11-80 also allows for the development of up to 30 MW of grid-connected renewable energy.  UI and CL&P are each allowed to develop projects capable of generating up to 10 MW and DEEP is to solicit proposals for projects capable of generating 10 MW.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects.  These contracts, and the associated cost recovery, have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the revenues, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the costs of payments made to projects are recoverable through electric rates.  In January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves a return on equity (ROE) equal to the then currently allowed distribution ROE over the life of the investment, which is currently 8.75%.  UI had requested a ROE of 9.5% for the renewable connections program projects.  In September 2012, PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

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

Transmission Return on Equity (ROE)

The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  The FERC established a base-level ROE of 11.14%, as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project-specific basis.  Complaints seeking proposed reductions of the base ROE of 11.14% have been filed with FERC.  For further information, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – Electric Distribution and Transmission  – Transmission” of this Form 10-K, which is hereby incorporated by reference.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2012, UI’s overall allowed weighted-average ROE for its transmission business was 12.3%.

New England East-West Solution

Pursuant to an agreement with CL&P (the NEEWS Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is currently under construction, (2) the Interstate Reliability Project, which has CSC approval and (3) the Central Connecticut Reliability Project, which is currently being considered by ISO-NE as part of a broader study that includes other electrically connected areas within Connecticut.

Under the terms of the NEEWS Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  There are certain circumstances under which CL&P can terminate the NEEWS Agreement, but such termination would have no effect on the assets previously transferred to UI.

In June 2012, NU, on behalf of CL&P, submitted the operation and maintenance agreement (the O&M Agreement) between UI and CL&P to the FERC, which the FERC accepted.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain transmission assets in Connecticut that the FERC has authorized UI to acquire from CL&P.

In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, upon which the O&M Agreement became effective.  CL&P and UI plan to transfer the remaining portion of this project’s assets from CL&P to UI by the end of the first quarter of 2013.

UI made deposits in NEEWS totaling $33.5 million and $9.6 million as of December 31, 2012 and 2011, respectively.  The total deposits made as of December 31, 2012 include the transferred assets noted above. UI expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $1.6 million and $1.0 million on such deposits in the years ended December 31, 2012 and 2011, respectively.

Gas Distribution

The Gas Companies engage in natural gas transportation, distribution and sales operations in Connecticut and western Massachusetts serving approximately 385,000 customers in service areas totaling approximately 1,966 square miles.  The service area in Connecticut includes the greater Hartford-New Britain area, Greenwich and the southern Connecticut coast from Westport to Old Saybrook, including the cities of Bridgeport and New Haven.  The population of this service area is approximately 1.6 million, which represents approximately 45% of the population of Connecticut.  The service area in Massachusetts includes Berkshire County and portions of Franklin and Hampshire Counties, and includes the cities of Pittsfield, North Adams and Greenfield.  The population of this area is approximately 191,000, which represents 3.0% of the population of Massachusetts.  Of the Gas Companies’ 2012 retail revenues, 63.5% were derived from residential sales, 23.7% from commercial sales, 5.6% from industrial sales and 7.2% from other sales.  Retail revenues vary by season, with the highest revenues typically in the first quarter of the year reflecting seasonal rates and cooler weather.  SCG and CNG are regulated by PURA in Connecticut, and Berkshire is regulated by the Massachusetts Department of Public Utilities (DPU).  For further information, refer to Item 6, “Selected Financial Data,” of this Form 10-K, which is hereby incorporated by reference.

Franchises

The Gas Companies have valid franchises to engage in the transportation, distribution and sale of natural gas in their respective service areas.  The franchise agreements allow the Gas Companies to construct and maintain certain facilities over, on and under public highways and grounds, and to exercise the power of eminent domain.  The SCG and CNG franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by PURA under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.  In Connecticut, a gas company may serve customers in an area where it does not have franchise rights provided that the gas company holding the franchise is not serving that area and PURA approval has been obtained.  In Massachusetts, Berkshire may petition the DPU for authority to serve areas for which it does not currently hold franchise rights.

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

The Gas Companies are subject to federal safety regulations promulgated by the United States Department of Transportation, including safety measures related to natural gas distribution facilities.  Both Connecticut and Massachusetts have adopted these federal regulations and certain other safety.  All of these regulations are administered and enforced by PURA in Connecticut and the DPU in Massachusetts.

Rates

Utilities are entitled by Connecticut and Massachusetts law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.  The Gas Companies’ present general retail rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  The current revenue components of the Gas Companies’ retail charges to customers can vary significantly from customer class and individual customer depending on individual usage characteristics.  The table below illustrates average charges as of January 1, 2013 for a typical residential heating customer using 1,000 Ccf of natural gas annually:

		CNG		SCG		Berkshire
Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price per CCF	Authorized Return on Equity	Average Price per CCF	Authorized Return on Equity	Average Price per CCF
Distribution	The process of delivering natural gas through local pipes to the customer’s home or business.	9.41%	$0.6639	9.36%	$0.5868	10.50%	$0.6444
Supply (1)	The rate charged to retail customers for the gas commodity. This rate is determined and filed for approval with PURA/DPU.	N/A	$0.6810	N/A	$0.7052	N/A	$0.6300
Sales Services Charge (SSC)	Company administrative costs associated with providing Supply service.	9.41%	$0.0408	9.36%	$0.0488	N/A	N/A
Conservation Adjustment Mechanism (CAM ) (2)	Rate established by PURA to support energy conservation programs.	N/A	$0.0654	N/A	$0.0682	N/A	N/A
Local Distribution Adjustment (3)	The per-unit rate charged to customers to recover costs associated with societal programs, including energy efficiency, environmental remediation and arrearage forgiveness program costs. The rate is sector specific, seasonal and filed for approval semi-annually with the DPU.	N/A	N/A	N/A	N/A	N/A	$0.1080

(1)  SCG and CNG each have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by PURA and DPU, respectively, which enable them to pass their reasonably incurred cost of gas purchases through to customers.  These clauses allow utilities to recover costs associated with changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.  Additionally, Berkshire’s mechanism allows for the recovery of the gas-cost portion of bad debt.
(2)  CNG and SCG can collect lost margins associated with CAM funded conservation activities.  All other CAM charges have no impact on operations as CAM charges are a pass-through.
(3)  Berkshire can collect lost margins associated with energy efficiency installations.  All other LDA items have no impact on Berkshire operations since they are a pass-through.  Berkshire may request DPU approval to amend the rate periodically.

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

The Gas Companies purchase the majority of their natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region and in Canada.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold 92 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission,

interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  The actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.

The Gas Companies acquire firm underground natural gas storage capacity using long-term contracts and fill the storage facilities with gas in the summer months for subsequent withdrawal in the winter months.  Collectively, the Gas Companies hold 24 gas storage contracts with seven different storage contractors.  The storage facilities are located in Pennsylvania, New York, West Virginia and Michigan.

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company (LDC).  Each LDC owns or has rights to the natural gas stored in a Liquefied Natural Gas (LNG) facility directly attached to its distribution system.

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

RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut and Massachusetts have adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements.  UIL Holdings’ subsidiaries currently own ten underground storage tanks, used primarily for gasoline and fuel oil, which are subject to these regulations.  A testing program has been implemented to detect leakage from these tanks, and substantial costs may be incurred for any future actions deemed necessary to prevent the tanks from leaking, to remedy any contamination of groundwater or soil, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

In accordance with applicable regulations, UIL Holdings’ subsidiaries have disposed of residues from operations at landfills.  In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination.  Although UIL Holdings’ subsidiaries have no current knowledge of the existence of any such contamination, the subsidiaries or applicable regulatory agencies may determine in the future that remedial actions must be taken in relation to past disposal practices.

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by RCRA as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2012.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

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

In complying with existing and future environmental statutes and regulations relating to water and air quality, hazardous waste handling and disposal, toxic substances, electric and magnetic fields, and global climate change, UIL Holdings’ subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, consulting fees and testing expenses as well as other additional operating expenses.  Litigation expenditures may also increase as a result of ongoing scientific investigations, speculation and debate concerning the possibility of harmful health effects of electric and magnetic fields.

If any of the aforementioned events occurs, a UIL Holdings subsidiary may experience substantial costs prior to seeking regulatory recovery.  Additional discussion regarding environmental issues may be found in Part II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Environmental Concerns,” which information is hereby incorporated by reference.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in Part II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2012, UIL Holdings and its subsidiaries had a total of 1,865 employees, of which 866 were members of local unions.  UI and Utility Workers Union of America, Local 470-1 are parties to a six-year collective bargaining agreement (the Agreement) which expires on May 17, 2017 and shall thereafter be renewed automatically from year to year until canceled in accordance with the provisions of the Agreement.  In addition, UI is currently in negotiations for an initial collective bargaining agreement with a new bargaining unit of approximately 40 dispatchers, field technicians and test technicians.  These negotiations are expected to be completed during 2013.  CNG and Connecticut Independent Utilities Workers, Local 12924 are parties to a four-year collective bargaining agreement which expires on November 30, 2013.  As of December 31, 2012, 208 employees were covered under this contract.  CNG is also party to a five-year collective bargaining agreement which expires on March 31, 2016 with Utility Workers Union of America, Local 380.  SCG and United Steel Workers, Local 12000 are parties to a five-year collective bargaining agreement which expires on March 23, 2015 and Berkshire and United Steel Workers, AFL, CIO, CLC, Local 12325 are parties to a five-year collective bargaining agreement which expires on March 31, 2014 that covered 66 employees as of December 31, 2012

Item 1A.  Risk Factors

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

The rates and authorized returns on equity of UIL Holdings’ regulated subsidiaries are regulated by the FERC, PURA and DPU, as applicable.  The legislation and the regulatory decisions implementing such legislation establish a framework for its operations.  Such legislation and regulatory decisions may result in the establishment of revenue requirements that are insufficient for the regulated subsidiaries to maintain customer services at current levels while still earning their allowed return.  Legislation and regulatory decisions, including initiatives to promote energy conservation, could negatively impact the ability to reach earnings targets and to obtain debt and equity financing at reasonable costs and on acceptable terms.  Such decisions could also impact UIL Holdings’ ability to recover its regulatory assets, including deferred major storm costs.  For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – UIL Holdings Corporation – Legislation & Regulation,” of this Form 10-K.

UIL Holdings’ ability to maintain future cash dividends at the level currently paid to shareowners is dependent upon the ability of its subsidiaries to pay dividends to UIL Holdings.

UIL Holdings is dependent on dividends from its subsidiaries and on external financings to provide the cash that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to its shareowners.  As UIL Holdings’ sources of cash are limited to dividends from its subsidiaries and external financings, its ability to maintain future cash dividends at the level currently paid to shareowners will be primarily dependent upon sustained earnings from the operations of its subsidiaries.

Financial market disruptions could negatively impact UIL Holdings’ cost of and ability to access capital in the debt and equity markets, thus impacting its ability to meet its financing and liquidity requirements and fund its capital program.

All of UIL Holdings’ financing, liquidity and capital requirements that exceed available cash will be provided by external financing.  There is no commitment to provide such financing from any source of funds, other than the short-term credit facilities currently available to UIL Holdings and its subsidiaries, but UIL Holdings expects to satisfy future external financing needs by the issuance of additional short-term or long-term debt and equity securities.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities and credit markets and economic conditions generally, as well as the debt ratings, current debt levels and future income and cash flow of UIL Holdings and its subsidiaries.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Increases in interest rates could have an adverse impact on the financial condition and results of operations of UIL Holdings.

Credit market trends impact the cost of UIL Holdings’ borrowings.  Increases in interest rates could result in increased cost of capital in the refinancing of fixed rate debt at maturity, in the resetting of rates of the Auction Rate Bonds, and in the remarketing of tax-exempt bonds.  UIL Holdings and its subsidiaries have short-term credit agreements that permit borrowings at fluctuating interest rates and also permit borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  Changes in LIBOR will have an impact on interest expense.  For further discussion of UIL Holdings’ cost of capital and interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.  For further discussion of UIL Holdings’ and its subsidiaries’ revolving credit facilities, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (D) Short-Term Credit Arrangements.”

Pension and postretirement benefit plans could require significant future contributions to such plans.

UIL Holdings provides defined benefit pension plans and other postretirement benefits for a significant number of employees, former employees and retirees.  Financial market disruptions and significant declines in the market values of the investments held to meet the pension and postretirement obligations, discount rate assumptions, participant demographics, and changes in laws and regulations may require UIL Holdings to make significant contributions to the plans.  Large funding requirements could adversely impact UIL Holdings’ financial condition and results of operations.

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

The economic conditions in Connecticut and Massachusetts in recent years have reduced, and could in the future further reduce, the demand for electricity and natural gas.  The economies of Connecticut and Massachusetts have experienced a sustained decline in the housing market and high unemployment in recent years as evidenced by seasonally–adjusted unemployment rates of 8.6% and 6.7% for Connecticut and Massachusetts, respectively, in December 2012.  Furthermore, as a result of the continued economic uncertainties affecting the economies of Connecticut, Massachusetts, the United States and other parts of the world, UI’s and the Gas Companies’ vendors and service providers could experience serious cash flow problems.  As a result, such vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on operations.

Currently, 37% of the work force of UIL Holdings’ regulated subsidiaries, including many experienced workers with specialized skills in constructing and maintaining the electrical and gas infrastructures, is eligible to retire by the end of 2015.  The difficulty in finding experienced replacements for these employees, combined with the significant length of time to train such replacements, could lead to an inability to replace all retirees and negatively impact the ability of UIL Holdings’ regulated subsidiaries to maintain system reliability at its current levels.  For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition,” of this Form 10-K.

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could have an adverse impact on the financial condition and results of operations of UIL Holdings.

Approximately 46% of the work force at UIL Holdings’ regulated subsidiaries is covered by collective bargaining agreements that expire between March 2013 and May 2017.  The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could result in increased expenses related to wages and benefits, inefficient and/or ineffective job performance or organized work stoppages.

Grid disturbances, disruption in our networks, pipeline curtailments, security breaches, cyber attacks, or acts of war or terrorism could negatively impact UIL Holdings’ operating systems, compromise customer or other information and result in potential financial liability.

A disruption or black-out caused by an event that impacts the regional electric grid, regional gas pipelines, or UIL Holdings’ regulated subsidiaries’ local systems, such as, but not limited to, a transmission facility outage, interstate pipeline curtailments, a security breach, a cyber attack, an act of war, a geomagnetic disturbance or a terrorist action, could negatively impact the operation and sustainability of UIL Holdings’ operating systems.  Furthermore, any threats or actions that negatively impact the integrity of, security of, or ability to manage UIL Holdings’ facilities, computer networks, systems, or programs, could cause the information stored there to be accessed, publicly disclosed, lost or stolen and could result in legal claims or proceedings that damage UIL Holdings’ reputation and adversely effect UIL Holdings’ financial condition and results of operations.

Weather could adversely impact UIL Holdings’ financial condition and results of operations.

Severe weather, such as ice and snowstorms, hurricanes and other natural disasters, may cause outages and substantial property damage which may result in additional costs that are generally not insured.  This could result in a significant decrease in revenues, as could extremely warmer than normal winter temperatures, and significant additional costs to repair assets, which could have an adverse impact on UIL Holdings’ financial condition and results of operations if costs are not recovered through the regulatory process.

UIL Holdings is exposed to risks and uncertainties with respect to the Gas Companies and their operations.

Natural gas distribution activities involve numerous risks that may result in accidents and other operating costs.  The Gas Companies depend on gas supply and transportation from gas suppliers on interstate pipelines that are potentially subject to curtailment for various reasons, including loss of supply, accidents and severe weather. There are also inherent in natural gas distribution activities a variety of hazards, including the risk of explosions on natural gas distribution systems, and other operating risks, all of which could cause financial losses and exposure, significant damage to person and property, environmental contamination and impairment of operations.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The corporate headquarters of UIL Holdings are located in New Haven, Connecticut.  Additionally, UI and the Gas Companies occupy several facilities within their service territories for administrative and operational purposes.

UI’s transmission lines consist of approximately 102 circuit miles of overhead lines and approximately 28 circuit miles of underground lines, all operated at 345-kV or 115-kV and located in Connecticut, with the majority located within or adjacent to the territory served by UI.  These transmission lines are part of the New England transmission grid.  A major portion of UI’s transmission lines is constructed on railroad rights-of-way pursuant to two Transmission Line Agreements.  One of the agreements expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension.  The other agreement will expire in May 2040.

UI owns and operates 27 bulk electric supply substations with a capacity of 1,886 megavoltampere (MVA), and 16 distribution substations with a capacity of 82 MVA.  UI has 3,289 pole-line miles of overhead distribution lines and 194 distribution conduit-bank miles.

The Gas Companies’ natural gas systems consist of approximately 4,303 miles and 744 miles of distribution pipeline in Connecticut and Massachusetts, respectively.  SCG and CNG also operate and maintain numerous gate stations, and have firm pipeline capacity under contract totaling 447,819 Mcf of natural gas for a maximum peak delivery day.

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

EXECUTIVE OFFICERS OF UIL HOLDINGS

The names and ages of all executive officers of UIL Holdings and the period during which he or she has held the corporate office indicated, are as follows:

Name	Age*	Position	Effective Date
James P. Torgerson**	60	President and Chief Executive Officer	(1)
Anthony J. Vallillo**	63	Executive Vice President and Chief Operating Officer	(2)
Richard J. Nicholas**	57	Executive Vice President and Chief Financial Officer	March 1, 2005
Linda L. Randell**	62	Senior Vice President, General Counsel and Chief Compliance Officer	(3)
Alex J. DeBoissiere	57	Senior Vice President of Government Relations	May 10, 2011
Steven P. Favuzza**	59	Vice President and Controller	July 23, 2007
John J. Prete**	55	Vice President of Technical Services	(4)
Anthony Marone III**	49	Vice President of Business Services	(5)
Diane Pivirotto**	62	Vice President of Human Resources and Assistant Secretary	November 16, 2010
Robert M. Allessio	62	Vice President of Connecticut Gas Operations	November 16, 2010
 _______________________
*	Age as of December 31, 2012
**	Executive officer has entered into an employment agreement.

(1)  James P. Torgerson was appointed President of UIL Holdings, effective January 23, 2006.  Mr. Torgerson was appointed Chief Executive Officer of UIL Holdings, effective July 1, 2006.

(2)  Anthony J. Vallillo was appointed President and Chief Operating Officer of UI on January 1, 2001.  Mr. Vallillo was appointed Executive Vice President and Chief Operating Officer of UIL Holdings, effective November 16, 2010.  Mr. Vallillo retired on December 31, 2012.

(3)  Linda L. Randell was appointed Senior Vice President and General Counsel of UIL Holdings commencing March 26, 2007.  Ms. Randell was appointed Chief Compliance Officer of UIL Holdings on May 10, 2011.

(4)  John J. Prete was appointed Vice President – Transmission Business of UI on October 1, 2007.  Mr. Prete’s job title was changed to Senior Vice President – Electric Transmission and Distribution of UI, effective November 16, 2010.  Mr. Prete was appointed Vice President of Technical Services of UIL Holdings, effective November 16, 2010.  Mr. Prete assumed the additional role of Chief Operating Officer of UI Electric Operations on January 1, 2013.

(5)  Anthony Marone III was appointed Vice President – Client Services of UI on October 1, 2007.  Mr. Marone’s job title was changed to Vice President – Client & External Relations of UI effective July 1, 2009 and to Senior Vice President – Business Services of UI effective November 16, 2010.  Mr. Marone was appointed Vice President of Business Services of UIL Holdings, effective November 16, 2010.  Mr. Marone was appointed Vice President of Customer and Business Services of UI on January 1, 2013.

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

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

James P. Torgerson.  Mr. Torgerson was appointed President of UIL Holdings on January 23, 2006, Chief Executive Officer of UI on April 24, 2006 and Chief Executive Officer of UIL Holdings on July 1, 2006.  Effective November 16, 2010, Mr. Torgerson was appointed Chairman of each of UI, BER, CTG, CEC, Berkshire, CNG and SCG.  Effective December 31, 2012, Mr. Torgerson was appointed President of UI.

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

Alex J. DeBoissiere.  Mr. DeBoissiere was appointed Senior Vice President of Governmental Relations of UIL Holdings on May 10, 2011.  Mr. DeBoissiere served as the Director Government Affairs for Duane Morris LLP from 2008 through 2011 and as Vice President Government Relations for Midwest Independent Systems Operator, Inc. from 2002 through 2008.

Steven P. Favuzza.  Mr. Favuzza served as Assistant Vice President – Corporate Planning of UI and of UIL Holdings from March 2005 to July 2007.  Mr. Favuzza was appointed Vice President and Controller of UI and of UIL Holdings on July 23, 2007.

John J. Prete.  Mr. Prete was appointed Vice President – Transmission Business of UI on October 1, 2007.  Mr. Prete’s job title was changed to Senior Vice President – Electric Transmission and Distribution of UI, effective November 16, 2010.  Mr. Prete was appointed Vice President of Technical Services of UIL Holdings, effective November 16, 2010.  Mr. Prete assumed the additional role of Chief Operating Officer of UI Electric Operations on January 1, 2013.

Anthony Marone III.  Mr. Marone served as Vice President – Client Services of UI from October 2007 to July 2009.  Mr. Marone’s job title was changed to Vice President – Client and External Relations of UI on July 1, 2009 and to Senior Vice President – Business Services of UI effective November 16, 2010.  Mr. Marone was appointed Vice President of Business Services of UIL Holdings, effective November 16, 2010.  Mr. Marone was appointed Vice President of Customer and Business Services of UI on January 1, 2013.  Mr. Marone is also the President of GenConn Energy LLC (GenConn), a 50-50 joint venture of UI and NRG.  For further information on GenConn, refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (H), Related Party Transactions,” of this Form 10-K, which is hereby incorporated by reference.

Diane Pivirotto.  Ms. Pivirotto served as Associate Vice President of Human Resources of UI from June 2005 to May 2010.  Ms. Pivirotto served as Vice President Human Resources of UI from May 11, 2010 to November 16, 2010.  Ms. Pivirotto was appointed as Vice President of Human Resources of UIL Holdings, effective November 16, 2010.

Robert M. Allessio.  Mr. Allessio served as President and Chief Executive Officer of CNG and SCG, Chief Executive Officer of Berkshire and BER, and President of New Hampshire Gas Corporation and Maine Natural Gas Corporation prior to November 16, 2010.  Mr. Allessio was appointed Vice President of Gas Operations of UIL Holdings, effective November 16, 2010, and remains as President and CEO of CNG and SCG as well as Chief Executive Officer of Berkshire.

Part II

Item 5.  Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the quarterly high and low closing sale prices during 2012 and 2011 were as follows:

	2012 Sale Price		2011 Sale Price
	High	Low	High	Low

First Quarter	35.92	33.92	$31.05	$28.72
Second Quarter	35.86	32.70	$34.10	$29.99
Third Quarter	37.51	35.07	$33.96	$30.28
Fourth Quarter	36.69	32.76	$35.66	$31.43

Quarterly dividends on the common stock have been paid since 1900.  The quarterly cash dividends declared in 2012 and 2011 were at a rate of $0.432 per share.

UIL Holdings expects to continue its policy of paying regular cash dividends, although there is no assurance as to the amount of future dividends which depends on future earnings, capital requirements, and financial condition.

Further information regarding payment of dividends is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resource and Expenditure Projections,” of this Form 10-K.

As of February 15, 2013, there were 6,794 common stock shareowners of record.

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2008 and ending 2012.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
UIL	$100	$86	$87	$98	$122	$130
S&P 500	$100	$63	$80	$92	$94	$109
S&P Public Utility Index	$100	$71	$80	$84	$101	$102
S&P Elect. Pwr. Co. Index	$100	$74	$77	$80	$96	$96

*
Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.  For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year.  The changes displayed are not necessarily indicative of future returns measured by this or any other method.

UIL Holdings repurchased 19,889 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Share that May Yet Be Purchased Under the Plans or Programs
October 1-31	14,540	$35.79	None	None
November 1-30	5,334	$33.72	None	None
December 1-31	15	$36.49	None	None
Total	19,889	$35.24	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6. Selected Financial Data. (1)

	2012	2011	2010	2009	2008
Financial Results of Operation ($000's)
Electric Distribution and Transmission
Retail
Residential	$357,150	$384,967	$439,357	$473,813	$495,440
Commercial	221,820	224,028	248,028	273,759	302,765
Industrial	34,953	37,927	39,154	39,524	47,918
Other	9,597	9,611	10,037	9,569	9,403
Wholesale	378	491	505	235	42,291
Other operating revenues	159,564	140,985	122,466	98,781	50,123
Total Electric Distribution and Transmission	783,462	798,009	859,547	895,681	947,940
Gas Distribution
Retail
Residential	388,483	413,797	78,346	N/A	N/A
Commercial	144,996	195,774	31,981	N/A	N/A
Industrial	34,364	35,886	8,961	N/A	N/A
Other	44,198	37,613	3,678	N/A	N/A
Wholesale	75,426	65,943	12,917	N/A	N/A
Other operating revenues	15,420	23,322	2,222	N/A	N/A
Total Gas Distribution	702,887	772,315	138,105
Non-utility Businesses	152	123	14	869	780
Total operating revenues	$1,486,501	$1,570,447	$997,666	$896,550	$948,720
Operating income	$230,590	$219,382	$125,299	$122,168	$113,451
Net Income attributable to UIL Holdings	$103,637	$99,656	$54,854	$54,317	$48,148

Financial Condition ($000's)
Property, plant and equipment in service - net	$2,476,014	$2,202,855	$2,084,762	$1,028,860	$986,777
Goodwill	266,205	266,797	298,890	-	-
Other deferred charges and regulatory assets	1,250,061	1,189,476	1,161,803	882,662	779,587
Total Assets	4,960,098	4,744,609	4,481,838	2,221,760	2,083,186
Current portion of long-term debt	48,296	13,712	154,114	58,256	55,286
Net long-term debt excluding current portion	1,600,354	1,548,347	1,511,768	673,549	549,031
Net common stock equity	1,116,553	1,094,361	1,076,142	574,176	474,579

Common Stock Data
Average number of shares outstanding - basic (000's)	50,831	50,609	35,722	28,027	25,114
Number of shares outstanding at year-end (000's)	50,875	50,644	50,505	29,977	25,174
Earnings per share - basic	$2.04	$1.96	$1.53	$1.94	$1.92
Earnings per share - diluted	$2.02	$1.95	$1.52	$1.93	$1.89

Book value per share	$21.95	$21.61	$21.31	$19.15	$18.85
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$37.51	$35.66	$30.78	$30.93	$35.17
Low	$32.70	$28.72	$24.00	$17.15	$26.80
Year-end	$35.81	$35.37	$29.96	$28.08	$30.03

Other Financial and Statistical Data
Electric Distribution and Transmission sales by class (millions of kWh's)
Residential	2,246	2,275	2,311	2,187	2,273
Commercial	2,643	2,661	2,760	2,669	2,724
Industrial	495	594	617	593	690
Other	48	46	47	44	42
Total	5,432	5,576	5,735	5,493	5,729

Electric Distribution and Transmission retail customers as of December 31,	321,213	323,284	325,456	325,754	325,741

Gas Distribution sales by class (millions of cubic feet)
Residential	28,230	30,612	6,506	N/A	N/A
Commercial	11,776	13,790	3,778	N/A	N/A
Industrial	1,755	1,046	1,783	N/A	N/A
Other	23,182	22,603	1,371	N/A	N/A
Total	64,943	68,051	13,438	N/A	N/A

Gas Distribution retail customers as of December 31,	379,664	376,367	374,536	N/A	N/A

(1)	2010 Financial data includes Gas Distribution activity as of and for the 45 day period beginning with the acquisition of the Gas Companies by UIL Holdings and ending December 31, 2010.

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

OVERVIEW AND STRATEGY

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility businesses.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ current overall corporate strategy is to create shareowner value by investing in its utility businesses to increase earnings and cash flow, while maintaining safety and reliability standards consistent with its public service obligation.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  CEC, CTG and BER are holding companies whose sole business is ownership of their respective operating regulated gas utility.  The Gas Companies were acquired by UIL Holdings in November 2010 for a purchase price of approximately $1.3 billion (the Acquisition).

Included in UIL Holdings’ results of operations for the year ended December 31, 2010 are the results of operations of the Gas Companies for the period of November 17, 2010 through December 31, 2010.

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively GenConn), operates two peaking generation plants in Connecticut.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility, the primary objective of which is to provide high-quality customer service, including the safe, reliable and cost-effective delivery of electricity to its customers in 17 municipalities in southwest Connecticut.  To maintain system reliability and meet customer requirements, UI invests in its distribution and transmission infrastructure, which includes infrastructure replacement and capacity and reliability upgrades in accordance with its current ten-year capital investment plan.

The transmission business explores future transmission opportunities both within and outside of its service territory, pursues the Federal Energy Regulation Commission (FERC) incentives, acts to influence the ISO planning process as appropriate, and develops additional transmission infrastructure projects.  As part of this effort, UI is party to an agreement with the Connecticut Light & Power Company (CL&P) whereby UI has the right to invest in, and own transmission assets associated with, the Connecticut portions of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  UI is also party to an operation and maintenance agreement (O&M Agreement) with CL&P under which CL&P manages, operates and maintains transmission assets in Connecticut that the

FERC has authorized UI to acquire from CL&P.  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with NEEWS to UI and plans to make an additional transfer by the end of the first quarter of 2013.  Through December 31, 2012, UI made deposits totaling $33.5 million in NEEWS.  UI expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in-service dates.

UI is a 50-50 joint venturer with NRG in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, both participate in the ISO-New England markets.  UI continues to pursue other potential opportunities in electricity generation consistent with state statute and regulatory policies.  Additionally, UI will continue to execute state authorized Conservation and Load Management (C&LM) programs and regional demand response initiatives.

UI manages operating and maintenance costs to have a reasonable opportunity to achieve its authorized return on equity, while producing earnings and cash flow, consistent with maintaining reliable service to customers.  UI expects that earnings from the Competitive Transition Assessment (CTA) portion of customer electric bills will end by the end of 2013 as UI’s stranded cost rate base is fully amortized.

Gas Distribution

The Gas Companies transport, distribute and sell natural gas to their customers in 63 cities and towns in Connecticut and western Massachusetts.  To provide safe, secure and reliable service, the Gas Companies maintain and invest in their distribution infrastructure and pursue growth through efficient expansion of customer gas utilization.  In efforts to enhance system reliability, the Gas Companies continue to invest in distribution infrastructure and are focusing on the replacement of their cast iron and bare steel mains and services, customer growth through new business construction and customer conversions and other projects such as the replacement, upgrade or modernization of gate and district regulator station equipment, the Liquefied Natural Gas (LNG) facility in Rocky Hill, Connecticut and their supervisory control and data acquisition systems.

The Gas Companies manage operating and maintenance costs to have a reasonable opportunity to achieve their authorized return on equity, while producing earnings and cash flow, consistent with maintaining reliable service to customers.

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

Legislation and Regulation

In July 2011, as a result of Connecticut Public Act 11-80 (PA 11-80), the Department of Energy and Environmental Protection (DEEP) was created by merging the Department of Environmental Protection (DEP) and the Department of Public Utility Control (DPUC).  As part of the reorganization, the DPUC became the Public Utilities Regulatory Authority (PURA) and is responsible for the rate review and compliance of regulated utilities in Connecticut, including electric and gas.  The term PURA is used in this filing to refer to PURA’s future actions as well as the actions of its predecessor organization, the DPUC and the term DEEP is used in this filing to refer to DEEP’s actions as well as the actions of its predecessor organization, the DEP.

PA 11-80 also allows each electric distribution company to develop and own up to 10 MW of renewable source generation if DEEP finds that it is in the long-term interest of customers and modifies the current power procurement process that the electric distribution companies.

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

Transitional Standard Offer Incentive (TSO)  The Restructuring Legislation includes Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (the 2003 Restructuring Legislation).  The 2003 Restructuring Legislation provided for PURA to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by PURA.  For each of 2004, 2005 and 2006, if UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  PURA issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed PURA’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that PURA did not apply the proper standard in determining whether UI qualified for the incentive and that PURA made other errors, and remanded the case to PURA for further proceeding in accordance with the court's decision.  PURA appealed the superior court’s decision to the state appellate court.  On October 2, 2012, UI, CL&P and the Connecticut Office of Consumer Counsel (OCC) filed with PURA a joint motion for approval of a settlement agreement by and among UI, CL&P, and the OCC.  On October 31, 2012, PURA issued a final decision approving the settlement agreement which resolves all of the issues relating to the incentive for the procurement of power for 2004 through 2006.  The settlement agreement provides that UI has met the statutory standard for receiving 2005 and 2006 TSO incentives previously collected of approximately $2.7 million, which were recorded in the third quarter of 2012 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  The settlement agreement also provides that no further amounts are due from UI to customers relating to the 2004 incentive, in light of amounts refunded to customers in 2009.

Comprehensive Energy Strategy On February 19, 2013, DEEP issued its final comprehensive energy strategy (the Strategy) for Connecticut which offers recommendations in five major priority areas as follows: (1) expanding energy choices, (2) lowering utility bills, (3) improving the environment, (4) creating clean energy jobs and (5) enhancing quality of life. UIL Holdings is currently assessing the impacts of the final Strategy.

Emergency Preparedness and Response   Connecticut Public Act 12-148, (PA-12-148), requires PURA to review the performance of Connecticut’s electric distribution companies and gas companies after an emergency when (1) more than 10% of any such company’s customers were without service for more than 48 consecutive hours or (2) at PURA’s discretion.

Performance Standards  In June 2012, pursuant to Connecticut law PA 11-80, PURA initiated a docket for the establishment of performance standards for electric distribution and gas companies.  PA 11-80 requires PURA to, among other things, establish industry specific standards, review service restoration practices, and establish standards for acceptable performance in an emergency in which more than 10% of any utility’s customers are without service for more than 48 hours.

Transmission Adjustment Clause  PURA has approved a transmission adjustment clause (TAC) for UI, implementing provisions of the 2005 Transportation Act enacted in Connecticut, to establish a “transmission tracker” mechanism by which PURA adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC.  UI makes a semi-annual filing with PURA, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  PURA holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate and facilitates the timely matching of transmission revenues and transmission revenue requirements.

Greenhouse Gas Reporting Program  In November 2010, EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases (GHG) under the authority of the Clean Air Act.  These regulations apply to facilities that emit GHGs above the threshold level of 25,000 metric tons equivalent per year.  SCG and CNG both exceed this threshold and are subject to reporting requirements.  The liquefied natural gas facilities owned and/or contracted by SCG and CNG will also be subject to the monitoring and reporting requirements of the new regulations. Similarly, UI is subject to reporting requirements under provisions of the GHG Regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride. UIL Holdings expects that its subsidiaries will incur operating and capital costs to comply with the regulations, the amount of which is not yet known.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of December 31, 2012, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences, represent 79.9% of the total amount of assets, and 11.9% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL Holdings performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.

On an annual basis, SCG and CNG assess the need for weather insurance contracts for the winter period of November 1 through April 30 in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG each receive a payment, up to the maximum amount allowed under the contracts; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG each make a payment of up to a maximum amount.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).

In May 2012, each of SCG and CNG received a payment of $3 million upon the expiration of their respective contracts for the winter period of November 1, 2011 through April 30, 2012.

In October 2012, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2012 through April 30, 2013.  If temperatures are warmer than normal, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures are colder than normal, SCG and CNG will each make a payment of up to a maximum of $2 million.  As of December 31, 2012, the variations from normal weather during the contract periods are not projected to reach the prescribed level stated in the contracts.  Accordingly, no amounts were accrued by either SCG or CNG.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures were warmer than normal for the contract period, Berkshire would receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid were amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at December 31, 2012.  On January 8, 2013, Berkshire received a payment of $1 million upon the expiration of the contract.  Berkshire did not enter into a weather insurance contract for 2013.

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

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  The changes are designed to produce additional distribution revenues of approximately $69 million in rate year one (from July 1, 2013 through June 30, 2014) and an additional $26 million in rate year two (from July 1, 2014 through June 30, 2015).  For rate year one, these additional revenues represent an increase of approximately 8.7% over the total revenues that would be expected under current rate schedules and projected sales on a total bill basis.  For rate year two, the additional revenues represent an increase of approximately 3.0% over rate year one revenues.  Included in this request is the initiation of the recovery of UI’s storm regulatory asset of approximately $52 million for previously incurred storm costs not included in rates.  UI’s application proposes a six-year recovery period for these costs along with the establishment of a storm reserve of $2 million per year to help address future storm costs and the ability to defer additional storm costs above the reserve amount as a regulatory asset for recovery in a future proceeding.  UI does not currently have a storm reserve funded in rates.  In addition, UI proposed to use revenue from other sources, such as the 2010 and 2012 earning sharing amounts owed to customers along with anticipated excess CTA revenue collections, to recover increased distribution revenue requirements through the end of 2013, which allows the implementation of the distribution rate increase to be deferred until January 1, 2014 coincident with the expiration of the CTA rate.  PURA is expected to issue a final decision in the third quarter of 2013.

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows the Company to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA in June 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which is to be collected from customers beginning in the first quarter of 2013, pending PURA approval.  PURA is expected to issue a decision on the decoupling adjustment in the first quarter of 2013.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through March 31, 2013.

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

UI must procure its standard service power pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in a manner that maintains standard service cost volatility within reasonable levels.  On October 10, 2012, PURA approved the Standard Service Procurement Plan (the Procurement Plan) submitted by DEEP’s procurement manager to PURA for approval as required by Connecticut law.  The Procurement Plan, which was developed by the procurement manager, in consultation with UI, CL&P and the OCC, provides for UI to continue to procure wholesale power for standard service customers on a full requirements basis but reduces the maximum duration of contracts from three years to 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.  The length of term and tranche sizes may be modified by the mutual agreement of UI and the procurement manager.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In November 2012, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2012, Standard & Poor’s Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2012, UI would have had to post approximately $10.5 million in collateral.

UI is permitted to seek long-term contracts for up to 20% of standard service requirements, in order to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers, but has not executed any long-term contracts.

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

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from small renewable generators located on customer premises.  Under this program, UI will be required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements and in April 2012, PURA approved the program.  In October 2012, UI received PURA approval for executed REC purchase contracts totaling up to approximately $1.5 million annually in payments for 15 year delivery terms commencing in 2013.  On January 8, 2013, UI opened a tariff-based application process to procure RECs from small renewable projects, and expects to enter into REC purchase contracts in the first quarter of 2013 totaling up to approximately $0.6 million annually in payments for 15 year delivery terms commencing in 2013 and 2014.

PA 11-80 also allows for the development of up to 30 MW of grid-connected renewable energy.  UI and CL&P are each allowed to develop projects capable of generating up to 10 MW and DEEP is to solicit proposals for projects capable of generating 10 MW.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects.  These contracts, and the associated cost recovery, have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the revenues, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the costs of payments made to projects are recoverable through electric rates.  In January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves a return on equity (ROE) equal to the then currently allowed distribution ROE over the life of the investment, which is currently 8.75%.  UI had requested a ROE of 9.5% for the renewable connections program projects.  In September 2012 PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

Transmission

PURA decisions do not affect the revenue requirements determination for UI’s transmission business, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  The FERC established a base-level ROE of 11.14%, as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project-specific basis.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2012, UI’s overall allowed weighted-average ROE for its transmission business was 12.3%.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20%.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported.  In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  The parties have been unable to reach a settlement.  Settlement proceedings have terminated, and a hearing judge has been assigned.  Pursuant to the procedural schedule, the direct case of the complainants was filed in October 2012, seeking a base ROE of 9.0%.  Respondents filed their answer to the direct case in November 2012.  In January 2013, FERC trial staff filed testimony supporting a base ROE of 9.66%.  Respondents filed reply testimony to the trial staff’s testimony in February 2013.  A hearing is scheduled for the second quarter of 2013, with an initial decision by the hearing judge expected in the third quarter of 2013.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011, for a period of 15 months.

In December 2012, various customer entities filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%.  The transmission owners filed an answer and request for dismissal in January 2013, including opposition to the establishment of a second 15 month refund period because the complaint seeks substantially the same relief against the same respondents but for a different 15 month period as the pending complaint of governmental entities.  The complainants filed their answer to the respondents’ answer in February 2013.  UI is unable to predict the outcome at this time.

New England East-West Solution

Pursuant to an agreement with CL&P (the NEEWS Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is currently under construction, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project, which is currently being considered by ISO-NE as part of a broader study that includes other electrically connected areas within Connecticut.

Under the terms of the NEEWS Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.   There are certain circumstances under which CL&P can terminate the NEEWS Agreement, but such termination would have no effect on the assets previously transferred to UI.

In June 2012, NU, on behalf of CL&P, submitted the operation and maintenance agreement (O&M Agreement) between UI and CL&P to the FERC, which the FERC accepted.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain transmission assets in Connecticut that the FERC has authorized UI to acquire from CL&P.

In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, upon which the O&M Agreement became effective.  CL&P and UI plan to transfer the remaining portion of this project’s assets from CL&P to UI by the end of the first quarter of 2013.

UI made deposits in NEEWS totaling $33.5 million and $9.6 million as of December 31, 2012 and 2011, respectively.  The total deposits made as of December 31, 2012 include the transferred assets noted above. UI expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $1.6 million and $1 million on such deposits in the years ended December 31, 2012 and 2011, respectively.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the years ended December 31, 2012, 2011 and 2010 were $2.2 million, $3.9 million and $5.6 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $41.1 million, $41.2 million and $41.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $30.4 million as of December 31, 2012.  Based upon current projections, UI’s CTA earnings will be complete by the end of 2013, as CTA rate base will be fully amortized.  Cash flow from non-rate base stranded cost recovery is currently projected to be completed in 2015.  Dependent upon the outcome of UI’s rate request filing on February 15, 2013, remaining cash flows could end effective January 1, 2014, if PURA approves UI’s proposed rate treatment to recover all remaining CTA stranded costs in 2013.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which operates two peaking generation plants in Connecticut..  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2013 through December 31, 2013 of $33.1 million and $40.2 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2013 approved revenue requirements.  The increase in project costs was driven primarily by increased financing costs and the cost to build interconnection facilities at GenConn Middletown.

As of December 31, 2012, UI’s equity investment in GenConn was $124.8 million.  UI’s income from its equity investment in GenConn was $15.3 million, $11.3 million and $1.3 million for years ended December 31, 2012, 2011 and 2010, respectively.  During 2012, UI received cash distributions from GenConn of $21.5 million.  As of December 31, 2012, there was $0.1 million of undistributed earnings from UI’s equity investment in GenConn.

Operations

For regulatory and accounting purposes, UI separates its transmission and distribution operations into separate divisions.  Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components,” as presented on customer bills, do not have such an impact.  Such other components include the CTA, the SBC, the GSC, the C&LM charge, and REI charge.  The CTA earns an authorized 8.75% return on the equity portion of rate base.  Returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expense within CTA impacts earnings indirectly through changes to the rate base.  The SBC, GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs).  The majority of expenses are either accrued or deferred such that there is no net income associated with these four unbundled components.

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

During 2012, UI completed construction and took occupancy of its consolidated operations center and general office building in Orange, CT.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the distribution business as well as the transmission business.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.  The capital projects in the distribution business involve transformer replacement, load relief and energy projects while those in the transmission business relate to new and upgraded substations, railroad upgrades and joint projects with CL&P.

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

The allowed returns on equity established by PURA are 9.41% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

SCG and CNG each have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by PURA and DPU, respectively, which enable them to pass their reasonably incurred cost of gas purchases through to customers.  These clauses allow utilities to recover costs associated with changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.  Additionally, Berkshire’s mechanism allows for the recovery of the gas-cost portion of bad debt.

Approval for the Issuance of Debt

Berkshire has DPU approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from any such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire may issue long-term debt with maturities up to 30 years and issue secured or unsecured securities or execute a bank financing.

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

The Gas Companies purchase the majority of their natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region and in Canada.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold 92 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  The actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.

The Gas Companies acquire firm underground natural gas storage capacity using long-term contracts and fill the storage facilities with gas in the summer months for subsequent withdrawal in the winter months.  Collectively, the Gas Companies hold 24 gas storage contracts with seven different storage contractors.  The storage facilities are located in Pennsylvania, New York, West Virginia and Michigan.

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company (LDC).  Each LDC owns or has rights to the natural gas stored in a Liquefied Natural Gas (LNG) facility directly attached to its distribution system.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, UIL Holdings had $17.9 million of unrestricted cash and temporary cash investments.  This represents a decrease of $13.1 million from the corresponding balance at December 31, 2011.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2011	$31.0

Net cash provided by operating activities	333.9

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(288.6)
Deposits in NEEWS	(24.1)
Cash distributions from GenConn	1.9
Restricted cash (1)	3.7
Other	0.9
(306.2)

Net cash provided by (used in) financing activities:
Issuances of common stock	1.9
Issuances (payments) of long-term debt, net	93.6
Line of credit borrowings (repayments), net	(48.0)
Dividend payments	(87.5)
Other financing activities	(0.8)
(40.8)

Net change in cash	(13.1)

Unrestricted cash and temporary cash investments, December 31, 2012	$17.9

(1) As of December 31, 2012, UIL Holdings had $2.8 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

UIL Holdings expects to fund capital requirements that exceed available cash through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the credit facilities discussed below, UIL Holdings expects to satisfy future external financing needs by the issuance of additional equity and/or short-term and long-term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, general economic conditions, and UIL Holdings’ future income and cash flow.

Multiple series of pollution control revenue bonds, in the aggregate principal amount outstanding of $103.5 million, for which UI was responsible for the payment of principal and interest, were due to be remarketed in the municipal bond market on February 1, 2012.  Due to conditions in the municipal bond market, UIL Holdings determined it was economically favorable to refinance the bonds with senior unsecured notes issued in the private placement market.  UI issued such notes  in January 2012 as follows: 3.61%, Series B, due January 31, 2022, in the principal amount of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount of $52 million.  In addition, in April 2012, UI issued $100 million of senior unsecured notes were issued as follows:  2.98%, Series A, due January 31, 2019, in the principal amount of $31 million, 3.61%, Series C, due January 31, 2022 in the principal amount of $34 million and 4.89%, Series E, due January 30, 2042, in the principal amount of $35 million.

During 2012, UIL Holdings received tax refunds of approximately $65.8 million resulting from an accounting change for tax purposes as well as a federal income tax refund generated by the carryback of a portion of UIL Holdings’ 2011 net operating loss to the 2009 and 2010 tax years.  Also in 2012, UI received cash distributions from GenConn of $21.5 million.

Other Sources of Funding

UIL Holdings, UI, CNG, SCG, and Berkshire are parties to a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  The borrowing limit under the UIL Holdings Credit Facility is $400 million, all of which is available to UIL Holdings, $250 million of which is available to UI, $150 million of which is available to each of CNG and SCG, and $25 million of which is available to Berkshire.  The UIL Holdings Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The UIL Holdings Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of December 31, 2012, there was $87 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings also has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2014 and June 16, 2013.  Available credit under the UIL Holdings Credit Facility at December 31, 2012 totaled $308.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the UIL Holdings Credit Facility expires, thus affording UIL Holdings flexibility in managing its working capital requirements.  On February 15, 2013, UIL Holdings issued an additional standby letter of credit in the amount of $1 million which expires on January 14, 2014.

In January 2012, UI entered into a revolving credit agreement that expired in July 2012 (the UI Credit Facility).  The borrowing limit under the UI Credit Facility was $105 million.    The UI Credit Facility provided additional liquidity for UI’s obligation to either remarket or repay and cancel $103.5 million of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012.  The pollution control revenue bonds were repaid and cancelled with the issuance of senior unsecured notes that UI issued to a group of institutional accredited investors on January 30, 2012, as discussed above.  Subsequently, the UI Credit Facility was terminated.

For purposes of providing additional liquidity, in October 2012, UIL Holdings entered into a credit agreement with a borrowing limit of $100 million that expires on October 31, 2013 (the Credit Agreement).  As of December 31, 2012, there was $100 million outstanding under the Credit Agreement.

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

UI expects to receive periodic cash distributions from GenConn, similar to those discussed in “– Cash Flows” above.  Future cash distributions, however, are subject to GenConn generating sufficient cash flows to fund operations and the reserves required by its project financing as well as continued compliance with the terms and conditions of its project financing documents.

Berkshire has DPU approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from any such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire may issue long-term debt with maturities up to 30 years and issue secured or unsecured securities or execute a bank financing.

Uses of Funds

Asset values of funded pension plans as of December 31, 2012 and 2011 were approximately $623.2 million and $548.1 million, respectively.  During 2012, UIL Holdings made pension contributions of approximately $48.5 million.  UIL Holdings currently expects to make pension contributions of approximately $50 million to $60 million in 2013, of which $30 million was contributed on January 4, 2013.  Such contribution levels will be adjusted if necessary, based on final actuarial calculations.

Other Matters

As of December 31, 2012, UI would have had to post approximately $10.5 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements.  The summary below describes only the financial covenants, certain events of default and dividend restrictions in the agreements.

Long-Term Debt

The long-term debt agreements describe typical events of default, including the situation in which the borrower defaults on indebtedness in the aggregate principal amount of at least $1 million, $5 million or $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

UI

Under each of its taxable long-term debt agreements, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2012, UI’s debt ratio was 50%. For additional information on UI’s taxable long-term debt agreements, see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization,” of this Form 10-K.

There are no dividend restrictions in connection with the above agreements.   In addition, there are no repayment triggers specified in the above agreements related to changes in debt ratings.

Gas Companies

Under the Amended and Restated Note Agreement in connection with the 7.8% Senior Unsecured Note, due  November 15, 2021, in the original principal amount of $16 million, Berkshire is required to maintain a ratio of consolidated funded debt to consolidated adjusted capitalization of not greater than 65%.  As of December 31, 2012, such ratio was 35.7% (adjusted capitalization excludes the impact of goodwill).  In addition, Berkshire is required to maintain a fixed charges coverage ratio of no less than 1.50 to 1.00.  As of December 31, 2012, such ratio was 3.97 to 1.00.  The Amended and Restated Note Agreement describes typical events of default, including the situation in which Berkshire defaults on any payment required in connection with the Amended and Restated Note Agreement or on any other indebtedness in the aggregate principal amount of at least $1 million.

Under the Indenture in connection with the 10.06% First Mortgage Bond Series P, due February 1, 2019, in the principal amount of $10 million, Berkshire is required to maintain a fixed charge ratio of at least 2.00 to 1.00.  As of December 31, 2012, Berkshire’s fixed charge ratio was 4.01 to 1.00.  Pursuant to the Indenture, Berkshire is also subject to cash dividend, distribution and common stock share purchase restrictions if the aggregate amount of such dividends, distributions and purchases exceeds Berkshire's earned surplus, plus $3 million.  During 2012, there were no such dividends, distributions and purchases.

Under the 9.6% Senior Notes, Series A, due September 1, 2020, in the principal amount of $8 million, Berkshire is required to maintain tangible net worth greater than $9 million.  As of December 31, 2012, Berkshire’s tangible net worth was $56.1 million.

SCG is subject to dividend restrictions pursuant to the terms of all of its senior secured notes.  The most limiting of these dividend restrictions relates to the most recently issued notes, which are the 3.88% medium-term notes, due September 22, 2021, in the principal amount of $25 million, the secured 5.39% medium-term notes, due September 22, 2041, in the principal amount of $25 million, Series MTN-IV, constituting a series of first mortgage bonds and the 7.5% Senior Secured Medium Term Note IV in the principal amount of $50.0 million, due 2018, all of which were issued under SCG's Thirty-First Supplemental Indenture.  The restrictions are based upon cumulative net income available for dividends since January 1, 2008, plus $60 million, offset by adjustments related to aggregate depreciation expense and dividends declared. As of December 31, 2012, $55.4 million was unrestricted for dividend distributions.

Short-term Debt

UIL Holdings has a $400 million credit facility under which UIL Holdings, UI, SCG, CNG and Berkshire are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio) and UIL Holdings has a separate $100 million credit facility under which it also must maintain a debt ratio of 65%.  As of December 31, 2012, UIL Holdings’ debt ratio was 62%, UI’s debt ratio was 50%, SCG’s debt ratio was 35%, CNG’s debt ratio was 29% and Berkshire’s debt ratio 22%.

Each of the credit facilities describes typical events of default, including the situation in which the borrower fails to pay when due any interest or principal due on indebtedness in the principal amount of at least $10 million or any interest or premium thereon in the aggregate amount of at least $10 million; or any other default or other event shall occur related to such indebtedness if the effect of such default or event is to accelerate, or to permit the acceleration of, the maturity of such indebtedness, or any such indebtedness shall be declared due and payable, or required to be prepaid, prior to the stated maturity.  Notwithstanding anything to the contrary in the foregoing, a default by UIL Holdings generally does not create a cross-default in respect of outstanding indebtedness of UI, SCG, CNG or Berkshire (except in the case of a default arising from a Change of Control of UIL Holdings, as defined in each of the UIL Holdings credit facilities).

There are no dividend restrictions in connection with the credit facilities.   In addition, there are no automatic repayments specified in the credit facilities related to changes in debt ratings.

2013 Capital Resource and Expenditure Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2013 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2012.  UIL Holdings will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareowners.  As UIL Holdings’ sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareowners will be dependent primarily upon sustained earnings from current operations of UI and the Gas Companies.

In order to achieve long-term growth in earnings, UI and the Gas Companies will likely need to increase their rate base through distribution, transmission and transportation reliability and capacity enhancement capital investment programs.  If additions to the rate base and returns on equity investments are lower than the annual amount of depreciation and amortization, the earnings of UI and the Gas Companies may decline.  See “–Major Influences on Financial Condition” for more information.

UIL Holdings expects to generate cash flow from operating activities of approximately $244 million in 2013 and to incur capital expenditures of approximately $315 million.  Additional cash requirements in excess of cash flows generated from operating activities are expected to be funded by short-term debt.

Contractual and Contingent Obligations

The following are contractual and contingent obligations as of December 31, 2012.

	(In Millions)
	2013	2014	2015	2016	2017	Thereafter	Total
Debt Maturities:
UIL Holdings	$-	$-	$-	$-	$-	$450.0	$450.0
UI	-	-	-	-	70.0	700.5	770.5
Gas Companies	41.4	6.4	1.4	11.5	21.5	307.8	390.0
Total	$41.4	$6.4	$1.4	$11.5	$91.5	$1,458.3	$1,610.5

Contractual Obligations:
UIL Holdings
Lease payments	$1.3	$1.3	$1.3	$1.3	$1.3	$6.2	$12.7
Interest on long-term debt (1)	20.8	20.8	20.8	20.8	20.8	57.2	161.2
Purchase commitments (2)	6.3	-	-	-	-	-	6.3

UI (4)
Lease payments	$2.7	$2.1	$1.6	$1.7	$1.7	$35.6	$45.4
Interest on long-term debt (1)	39.4	39.4	39.4	39.4	38.6	372.6	568.8
Pension contribution	33.0	-	-	-	-	-	33.0
Renewable Energy Credits	0.8	1.5	1.5	1.5	1.5	16.1	22.9
Purchase commitments (2)	16.1	-	-	-	-	-	16.1

Gas Companies
Lease payments	$0.6	$0.2	$0.2	$0.2	$0.2	$0.7	$2.1
Interest on long-term debt (1)	25.9	23.4	23.0	22.7	20.5	221.5	337.0
Pension contribution	22.0	-	-	-	-	-	22.0
Gas Purchase Commitments (3)	123.4	119.7	97.4	83.1	66.6	99.2	589.4
Purchase commitments (2)	1.0	-	-	-	-	-	1.0
Total	$293.3	$208.4	$185.2	$170.7	$151.2	$809.1	$1,817.9

(1)
Amounts represent interest payments on long-term debt outstanding at December 31, 2012.  Interest payments will change if additional long-term debt is issued, if current long-term debt is refinanced at different rates, in the future, and when interest rates on auction rate bonds reset.

(2)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2012.
(3)
The Gas Companies depend on various FERC-regulated long term firm transportation and storage contracts with Tennessee Gas Pipeline, Texas Eastern Transmission, Algonquin Gas Transmission, Iroquois Gas Transmission and TransCanada Pipeline (regulated in Canada) to provide reliable service to its customers.  These agreements typically range in term from two years to ten years, and certain of these agreements renew on an annual basis.  The rate paid for such contracts typically varies with the FERC-regulated rate.  Payments under these agreements are required regardless of whether the Gas Companies utilize the transportation or storage service during the course of any given year.

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

Accounting for Regulated Public Utilities

Generally accepted accounting principles in the United States of America (GAAP) allow regulated entities to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of the ASC 980 “Regulated Operations.”  In order to apply such regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met.  In determining whether the criteria are met for its operations, UIL Holdings’ management makes significant judgments, which involve (i) determining whether rates for services provided to customers are subject to approval by an independent, third-party regulator, (ii) determining whether the regulated rates are designed to recover specific costs of providing the regulated service, (iii) considering relevant historical precedents and recent decisions of the regulatory authorities and (iv) considering the fact that decisions made by regulatory commissions or legislative changes at a later date could vary from earlier interpretations made by management and that the impact of such variations could be material.  In accordance with ASC 980, UIL Holdings’ regulated subsidiaries have deferred recognition of costs (a regulatory asset) or have recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process.  In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet, and in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (A) – Regulatory Accounting,” there are other regulatory assets and liabilities included in the Consolidated Balance Sheet such as certain deferred tax assets and liabilities.  UIL Holdings’ regulated subsidiaries also have obligations under power contracts, the recovery of which is subject to regulation.  Management regularly reviews its regulatory assets and liabilities to determine whether adjustments to its previous conclusions are necessary based on the current regulatory and legislative environment as well as recent rate orders. If UIL Holdings’ regulated subsidiaries, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).

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

UIL Holdings applies consistent estimation techniques regarding its actuarial assumptions, where appropriate, across the pension and postretirement plans of its operating subsidiaries.  The estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans is based upon the settlement of such liabilities as of December 31, 2012 utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities.  UIL Holdings believes such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows which closely match the expected payments to participants.

UIL Holdings is utilizing a discount rate of 4.25% as of December 31, 2012 for all of its qualified pension plans, compared to a rate of 5.30% in 2011.  The decline in the discount rate resulted in an increase to the projected benefit obligation of approximately $100 million from 2011 to 2012. The discount rate for non-qualified pension plans as of December 31, 2012 was 4.0% compared to 5.05% in 2011.  The discount rates for UIL Holdings’ other postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI other postretirement plan, the discount rate at December 31, 2012 and 2011 was 4.25%.  For the Gas Companies’ other postretirement plans, the December 31, 2012 discount rate is a composite rate of 4.0% compared to 5.05% the previous year.  UIL Holdings’ expected return on plan assets ranged from 5.56% to 8.0% compared to a range from 5.86% to 8.50% the previous year.

The assumptions listed above may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2012 pension expense would have increased or decreased inversely by $2.5 million.  If there had been a 1% change in the expected return on assets assumed for the pension plans, the 2012 pension expense would have increased or decreased inversely by $6.4 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2012 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.  If there had been a 1% change in the expected return on assets assumed for the other postretirement benefits plans, the 2012 other postretirement benefits plan expenses would have increased or decreased inversely by $0.1 million.

The projected, long-term average wage increases ranged from 3.5% to 3.8% in 2012.  The health care cost trend rate assumption for all retirees was set at 8.0% in 2012, with such rate decreasing by 0.5% per year to 5.0% in 2018.

UIL Holdings’ 2012 pension and other postretirement benefits expenses were $32.4 million and $7.5 million, respectively, net of amounts deferred as a regulatory asset.

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

Accounting for Contingencies

ASC 450 “Contingencies” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  In accordance with ASC 450, UIL Holdings accrues estimated losses related to each contingency as to which a loss is probable and can be reasonably estimated; no liability is accrued for any contingency as to which a loss is not probable or cannot be reasonably estimated.  With respect to amounts accrued for contingencies related to UIL Holdings’ regulated subsidiaries, if it is probable that such estimated costs will be recovered through the ratemaking process, recognition of such costs is deferred in accordance with the provisions of ASC 980 (see “Accounting for Regulated Public Entities – ASC 980” of this item).  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies” of this Form 10-K for a detailed discussion of UIL Holdings’ current known material contingencies.

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

UIL Holdings completed its annual goodwill impairment tests for all of its reporting units that carry a goodwill balance as of October 1, 2012.  The estimated fair values for the reporting units were determined by using the income approach and the market approach methodologies.

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

As of October 1, 2012, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2012 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

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

As of December 31, 2012, UIL Holdings had certain immaterial guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2012 and 2011, as well as 2011 and 2010, are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business, as well as non-utility acquisition and closing-related expenses, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Results of Operations:  2012 vs. 2011

	Year Ended December 31,		2012 More (Less)
	2012	2011	than 2011

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$84.7	$68.9	$15.8
Gas Distribution	32.2	43.8	(11.6)
Non-Utility	(13.3)	(13.0)	(0.3)
Net Income attributable to UIL Holdings	$103.6	$99.7	$3.9

EPS
Electric Distribution and Transmission	$1.67	$1.36	$0.31
Gas Distribution	0.63	0.87	(0.24)
Non-Utility	(0.26)	(0.27)	0.01
Total EPS - Basic	$2.04	$1.96	$0.08

Total EPS - Diluted	$2.02	$1.95	$0.07

UIL Holdings’ net income was $103.6 million, or $2.04 per share, an increase of $3.9 million, or $0.08 per share, compared to 2011.  The table above presents a comparison of UIL Holdings’ net income and EPS for 2012 and 2011.

Electric Distribution and Transmission

Overall, UI’s operating revenue decreased by $14.2 million, from $797.7 million in 2011 to $783.5 million in 2012.  Retail revenue decreased $33.0 million, which was primarily attributable to decreases in distribution sales volume resulting from warmer than normal winter temperatures in 2012 compared to 2011.  Retail sales decreased by 145 million kWh, from 5,576 million kWh in 2011, to 5,431 million kWh in 2012.  Retail sales normalized for the weather impact decreased 74 million kWh, from 5,485 million kWh in 2011, to 5,411 million kWh in 2012.  Other revenues increased $18.6 million, which was primarily attributable to higher transmission revenue as well as the net activity of the SBC working capital allowances due to timing differences, partially offset by the net activity of the GSC working capital allowance due to timing differences.

Purchased power expense decreased by $25.6 million, from $180.1 million in 2011 to $154.5 million in 2012.  The decrease was primarily attributable to decreased prices of procured wholesale power and decreased sales volume, as discussed above.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expenses decreased by $26.3 million, from $248.3 million in 2011, to $222.0 million in 2012.  The decrease was primarily attributable to a decrease in outside services expenses due primarily to decreased maintenance related to certain projects, a decrease in rent expense due to a reduction in office space utilized by UIL Holdings headquarters,  and decreased uncollectible expense, primarily due to a decrease in customer account write-off activity.

UI’s transmission wholesale expenses increased by $1.5 million, from $78.0 million in 2011 to $79.5 million in 2012.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates and, as a result, does not impact net income.

UI’s depreciation and amortization increased by $7.2 million, from $96.4 million in 2011 to $103.6 million 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

UI’s interest expense decreased by $2.5 million, from $43.7 million in 2011 to $41.2 million in 2012.  The decrease was primarily attributable to a reduction in carrying charges on deferred amounts due to customers, along with the reversal of the interest accrued on an uncertain tax position related to the tax deduction for repairs and maintenance expenses.

UI’s income tax expense increased by $18.1 million, from $44.0 million in 2011 to $62.1 million in 2012. The increase was primarily attributable to higher pre-tax book income in 2012 compared to 2011 as a result of the items described above as well as an increase in the effective income tax rate due primarily to a decrease in the equity portion of allowance for funds used during construction (AFUDC), which is a flow-through book/tax difference.

UI’s income from equity investments increased by $4.0 million, from $11.3 million in 2011 to $15.3 million in 2012.  The increase was primarily attributable to increased income from the investment in GenConn due to both of GenConn’s peaking generation projects now participating in the ISO-New England markets.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business, which includes all electric utility revenue and expenses except for transmission,  had total net income of $52.7 million, an increase of $15.1 million, compared to 2011.  The increase in net income was primarily attributable to increased income from the investment in GenConn as well as decreases in outside services, facilities rent and uncollectible expenses.

Transmission

The transmission business had total net income of $32.0 million, an increase of $0.7 million, compared to 2011.  The increase was primarily attributable to income earned on an increase in rate base, partially offset by a decrease in AFUDC.

Gas Distribution

The gas distribution business had net income of $32.2 million, a decrease of $11.6 million, compared to 2011.  The decrease was primarily attributable to lower sales volume due to the impact of warmer weather and reduced per customer usage in 2012 compared to 2011.  The warmer temperatures and reduced per customer usage in 2012 compared to 2011 resulted in a $11.1 million decrease, pre-tax, in gross margin (operating revenues less natural gas purchased) in 2012 compared to 2011.  The decrease in net income was partially offset by a decrease in interest expense.

The Gas Companies’ operating revenue decreased by $69.4 million, from $772.3 million in 2011 to $702.9 million in 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather.  Retail sales decreased by 2.9 million mcf, from 72.2 million mcf in 2011, to 69.3 million mcf in 2012.  Temperatures were warmer in 2012 compared to 2011 which resulted in 10.8% fewer heating degree days.  Compared to normal temperatures for 2012, there was 16.4% fewer heating degree days.

Purchased gas expense decreased by $58.9 million, from $429.1 million in 2011 to $370.2 million in 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather.

The Gas Companies’ O&M expense increased by $4.6 million, from $133.1 million in 2011 to $137.7 million in 2012.  The increase was primarily attributable to increased general and administrative expenses primarily due to increased shared services costs and increased uncollectible expenses primarily due to increased customer account write-off activity.

The Gas Companies’ depreciation and amortization increased by $4.5 million, from $70.7 million in 2011 to $75.2 million 2012.  The increase was primarily attributable to the implementation of new depreciation and amortization rates resulting from the settlement of rate case appeals, which became effective in August 2011, and to increased investment in plant and equipment.

The Gas Companies’ taxes other than income taxes decreased by $1.2 million, from $43.5 million in 2011 to $42.3 million in 2012.  The decrease was primarily attributable to lower gross receipts tax due to the decrease in operating revenues.

The Gas Companies’ other income and deductions decreased by $2.5 million, from $6.6 million in 2011 to $4.1 million in 2012.  The decrease was primarily attributable to the absence in 2012 of a non-recurring adjustment recorded in 2011 related to carrying charges resulting from the settlement of rate case appeals.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Holdings Corporate level, which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $13.3 million, or $0.26 per share, in 2012 compared to net after-tax costs of $13.0 million, or $0.26 per share, in 2011.

Results of Operations:  2011 vs. 2010

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

Electric Distribution and Transmission

Overall, UI’s operating revenue decreased by $61.8 million, from $859.5 million in 2010 to $797.7 million in 2011.  Retail revenue decreased $80.0 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During 2011, there was an 11.1% increase in kWh provided by alternate suppliers, compared to 2010 which was primarily attributable to an average increase of 43,374 alternate supplier customers in 2011, compared to 2010.  Decreases in distribution rates and sales volume also contributed to the decrease in retail revenue.  Retail sales decreased by 159 million kWh, from 5,735 million kWh in 2010, to 5,576 million kWh in 2011.  Retail sales normalized for the weather impact decreased 102 million kWh, from 5,587 million kWh in 2010, to 5,485 million kWh in 2011.  Other revenues increased $18.2 million, which was primarily attributable to higher transmission revenue as well as the distribution revenue decoupling adjustment, partially offset by the net activity of the GSC working capital allowance due to timing differences.

Purchased power expense decreased by $62.2 million, from $242.3 million in 2010 to $180.1 million in 2011.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $10.0 million, from $238.3 million in 2010, to $248.3 million in 2011.  The increase was primarily attributable to increases in outside services expenses, primarily relating to line maintenance.

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

Distribution

The distribution business, which includes all electric utility revenue and expenses except for transmission, had total net income of $37.6 million, an increase of $2.2 million, compared to 2010.  The increase in net income was primarily attributable to increased income from the investment in GenConn, partially offset by lower CTA rate base and increased outside services expenses.

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

UIL Holdings faces the risks that UIL Holdings and its subsidiaries will not be able to access the bank and/or debt and equity capital markets or be able to access these markets on favorable terms to refinance debt as it matures, to remarket debt in the municipal bond market, to issue new debt or equity to support capital requirements, or to secure bank credit facilities to provide sufficient liquidity.

There has been considerable dislocation in the auction rate municipal bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the $64.5 million principal amount of auction rate bonds have failed, beginning with the March 2008 auction.  When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to one-month LIBOR times a multiple of 125% to 225%, based on the credit rating on the auction rate bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of tax-exempt auction rate bonds are insured by Ambac Assurance Corporation (Ambac), but the bonds are currently rated based on the underlying credit rating of UI of Baa2.  In the event of subsequent failed auctions of these bonds, the interest rate will continue to be reset as described above.  The interest rate on these bonds was 0.52% at February 6, 2012 which was equal to two times LIBOR.  The interest rate risk of variable rate financings, including the reset at auction of the interest rate on this $64.5 million principal amount of auction rate bonds, is $0.2 million of increased interest expense for every 0.25% increase in interest rates.  UI continues to review conditions in the municipal bond market and plans to refund the $64.5 million principal amount of these bonds, at such time when market conditions and financing terms are economically favorable.

The 4.50% Series 2010 notes, due July 1, 2027 in the principal amount outstanding of $25.7 million, are due to be remarketed in the municipal bond market on July 1, 2015.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2012 was 12.0 years, at an average interest rate of 5.6%.

The table below provides information about the long-term debt of UIL Holdings and its subsidiaries that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and by fixed interest rate expiration dates.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings
Long-Term Debt	$-	$-	$-	$-	$-	$450,000	$450,000	$476,875
Average interest rate	-	-	-	-	-	4.63%	4.63%

UI			(1)	(2)		(3)
Long-Term Debt	$-	$-	$27,500	$70,000	$-	$672,960	$770,460	$900,614
Average interest rate	-	-	4.50%	6.06%	-	5.04%	5.11%

Gas Companies
Long-Term Debt	$41,455	$6,455	$1,455	$11,455	$21,455	$307,815	$390,090	$508,950
Average interest rate	6.71%	8.05%	7.80%	8.93%	8.88%	6.49%	6.74%

(1)	Includes $27.5 million of 4.50% pollution control revenue bonds due July 2027.
(2)	Includes $70 million of 6.06% Senior Notes due 2017.
(3)
Includes $77 million of 6.26% Senior Notes due 2022, $28 million of 6.51% Senior Notes due 2037, $50 million of 6.46% Senior Notes due 2018, $50 million of 6.51% Senior Notes due 2018, $50 million of 6.61% Senior Notes due 2020, $50 million of 5.61% Senior Notes due 2025, $100 million of 6.09% Senior Notes due 2040, $31 million of 2.98% Senior Unsecured Notes due 2019, $85.5 million of 3.63% Senior Unsecured Notes, $87 million of 4.89% Senior Unsecured Notes, and $64.5 million Auction Rate Bonds.

The short-term borrowing costs of UIL Holdings and its subsidiaries fluctuate with the upward and downward movements of LIBOR, JPMorgan Chase Bank’s prime rate and the Federal Funds Rate (as defined in the short-term credit facility of UIL Holdings and its subsidiaries and the short-term credit facility of UIL Holdings described in Part II, Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (D) “Short-Term Credit Arrangements” of this Form 10-K, respectively).  Rates associated with the money market loan arrangement that UIL Holdings has with JPMorgan Chase Bank fluctuate based on rates in the money market.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.

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

Asset values of funded plans as of December 31, 2012 and December 31, 2011 were approximately $623.2 million and $548.1 million, respectively.  During the year ended December 31, 2012, UIL Holdings made total pension contributions of $48.5 million.  UIL Holdings currently expects to make pension contributions of approximately $50 million to $60 million in 2013, of which $30 million was contributed on January 4, 2013.  Such contribution levels will be adjusted, if necessary, based upon final actuarial calculations.

Item 8.  Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(In Thousands except per share amounts)

	2012	2011	2010

Operating Revenues	$1,486,501	$1,570,094	$997,666

Operating Expenses
Operation
Purchased power	154,546	180,149	242,268
Natural gas purchased	370,234	429,079	81,428
Operation and maintenance	356,277	381,814	258,282
Transmission wholesale	79,469	77,997	72,169
Depreciation and amortization (Note F)	181,348	167,462	113,946
Taxes - other than income taxes (Note F)	114,037	114,211	78,702
Acquisition-related costs	-	-	25,572
Total Operating Expenses	1,255,911	1,350,712	872,367
Operating Income	230,590	219,382	125,299

Other Income and (Deductions), net (Note F), (Note H)	25,246	26,932	17,262

Interest Charges, net
Interest on long-term debt	86,469	87,394	50,357
Other interest, net (Note F)	3,636	5,216	1,553
	90,105	92,610	51,910
Amortization of debt expense and redemption premiums	2,437	2,775	1,788
Total Interest Charges, net	92,542	95,385	53,698

Income Before Income Taxes, Equity Earnings	163,294	150,929	88,863

Income Taxes (Note E)	74,866	62,501	35,284

Income Before Equity Earnings	88,428	88,428	53,579
Income from Equity Investments	15,273	11,282	1,278

Net Income	103,701	99,710	54,857
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	64	54	3

Net Income attributable to UIL Holdings	$103,637	$99,656	$54,854

Average Number of Common Shares Outstanding - Basic	50,831	50,609	35,722
Average Number of Common Shares Outstanding - Diluted	51,108	50,926	36,083

Earnings Per Share of Common Stock - Basic (Note A)	$2.04	$1.96	$1.53

Earnings Per Share of Common Stock - Diluted (Note A)	$2.02	$1.95	$1.52

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(Thousands of Dollars)

	2012	2011	2010

Net Income	$103,701	$99,710	$54,857
Other Comprehensive Income (Loss), net	(74)	(541)	166
Comprehensive Income	103,627	99,169	55,023
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	64	54	3
Comprehensive Income attributable to UIL Holdings	$103,563	$99,115	$55,020

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(Thousands of Dollars)

	2012	2011	2010
Cash Flows From Operating Activities
Net income	$103,701	$99,710	$54,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,785	170,237	115,734
Deferred income taxes	68,121	83,273	57,042
Allowance for funds used during construction (AFUDC) - equity	(7,480)	(10,539)	(7,174)
Stock-based compensation expense (Note A)	4,907	5,286	4,080
Pension expense	39,906	39,028	28,811
Undistributed (earnings) losses in equity investments	(15,440)	(11,702)	(1,440)
Excess generation service charge	4,894	(5,047)	(28,217)
Deferred Transmission (income) expense	(33,007)	(15,408)	36,009
Other non-cash items, net	4,962	(48,632)	(14,643)
Changes in:
Accounts receivable, net	(51,301)	34,654	(62,370)
Unbilled revenues	(11,999)	9,693	(9,830)
Natural gas in storage	26,748	(3,436)	23,553
Cash distribution received from GenConn	19,672	7,977	-
Accounts payable	(20,221)	4,446	25,209
Interest accrued	900	(1,341)	8,954
Taxes accrued/refundable, net	60,614	(41,366)	(29,598)
Accrued liabilities	16,271	(2,528)	7,962
Accrued pension	(59,317)	(77,005)	(8,862)
Other assets	6,811	2,750	2,605
Other liabilities	(8,586)	(17,188)	12,651
Total Adjustments	230,240	123,152	160,476
Net Cash provided by Operating Activities	333,941	222,862	215,333

Cash Flows from Investing Activities
Acquisition of Gas Companies, net of cash acquired	-	11,211	(856,952)
Related party note receivable	-	(1,050)	(9,750)
Plant expenditures including AFUDC debt	(288,633)	(328,079)	(203,530)
Investment in GenConn	-	(2,000)	(6,000)
Cash distributions from GenConn	1,872	-	-
Changes in restricted cash	3,717	(4,123)	1,297
Deposits in New England East West Solution (NEEWS) (Note C)	(24,059)	(2,393)	(7,231)
Other	844	401	(114)
Net Cash (used in) Investing Activities	(306,259)	(326,033)	(1,082,280)

Cash Flows from Financing Activities
Issuances of common stock	1,943	200	502,220
Issuances of long-term debt	203,500	51,050	556,109
Payments on long-term debt	(109,955)	(146,573)	(59,826)
Line of credit borrowings (repayments), net	(48,000)	228,000	2,100
Payment of common stock dividend	(87,490)	(87,274)	(51,836)
Other	(822)	(1,514)	(6,808)
Net Cash provided by (used in) Financing Activities	(40,824)	43,889	941,959

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(13,142)	(59,282)	75,012
Balance at beginning of period	30,999	90,281	15,269
Balance at end of period	17,857	30,999	90,281

Cash paid during the period for:
Interest (net of amount capitalized)	$81,658	$83,365	$33,395
Income taxes	$4,750	$11,475	$24,600

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$47,475	$45,046	$54,492
Related party note receivable (Note H)	$-	$62,833	$55,540
Equity investment in Related Party (Note H)	$-	$(62,833)	$(55,540)
Plant expenditures funded by deposits in NEEWS	$(6,346)	$-	$-
Deposits in New England East West Solution (NEEWS)	$6,346	$-	$-

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2012 and 2011

ASSETS
(In Thousands)

	2012	2011
Current Assets
Unrestricted cash and temporary cash investments	$17,857	$30,999
Restricted cash	2,805	6,522
Accounts receivable less allowance of $11,867 and $10,939, respectively	230,799	180,465
Unbilled revenues	83,956	71,957
Current regulatory assets (Note A)	118,961	102,900
Natural gas in storage, at average cost	84,768	111,516
Materials and supplies, at average cost	10,709	8,370
Deferred income taxes	41,605	41,635
Refundable taxes	1,686	74,983
Current portion of derivative assets (Note A)	12,671	14,189
Other	20,892	23,692
Total Current Assets	626,709	667,228

Other investments
Equity investment in GenConn (Note A)	124,799	131,082
Other	23,931	22,571
Total Other investments	148,730	153,653

Net Property, Plant and Equipment	2,787,354	2,570,355

Regulatory Assets (future amounts due from customers through the ratemaking process) (Note A)	1,017,220	983,222

Deferred Charges and Other Assets
Unamortized debt issuance expenses	16,625	17,631
Other long-term receivable	1,501	1,278
Derivative assets (Note A)	67,167	73,264
Goodwill	266,205	266,797
Other	28,587	11,181
Total Deferred Charges and Other Assets	380,085	370,151

Total Assets	$4,960,098	$4,744,609

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2012 and 2011

LIABILITIES AND CAPITALIZATION
(In Thousands)

	2012	2011
Current Liabilities
Line of credit borrowings	$187,000	$235,000
Current portion of long-term debt	48,296	13,712
Accounts payable	176,861	194,641
Dividends payable	21,887	21,847
Accrued liabilities	98,262	78,138
Current regulatory liabilities (Note A)	21,284	26,245
Taxes accrued	18,235	21,870
Interest accrued	22,427	21,527
Current portion of derivative liabilities (Note A)	30,804	28,888
Total Current Liabilities	625,056	641,868

Noncurrent Liabilities
Pension accrued	325,547	243,980
Connecticut Yankee contract obligation (Note J)	11,129	14,247
Other post-retirement benefits accrued	98,147	84,810
Derivative liabilities (Note A)	224,639	239,147
Other	49,506	68,371
Total Noncurrent Liabilities	708,968	650,555

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	456,411	388,553

Regulatory Liabilities (future amounts owed to customers through the ratemaking process) (Note A)	452,416	420,175

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premiun	1,600,354	1,548,347

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	340	750

Common Stock Equity
Common stock	936,702	931,153
Paid-in capital	20,400	19,791
Retained earnings	159,900	143,792
Accumulated other comprehensive loss	(449)	(375)
Net Common Stock Equity	1,116,553	1,094,361

Total Capitalization	2,717,247	2,643,458

Total Liabilities and Capitalization	$4,960,098	$4,744,609

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2012, 2011 and 2010
(Thousands of Dollars)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares (a)	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2009	29,976,506	$422,008	$14,859	$137,309	$-	$574,176
Net income for 2010				54,857		54,857
Cash dividends on common stock - $1.728 per share				(60,707)		(60,707)
Preferred stock dividends of subsidiary, noncontrolling interests				(3)		(3)
Issuance of 20,513,492 shares of common stock - no par value	20,528,945	505,486				505,486
Stock based compensation			2,167			2,167
Other comprehensive income (net of deferred tax benefit of $111)					166	166
Balance as of December 31, 2010	50,505,451	$927,494	$17,026	$131,456	$166	$1,076,142
Net income for 2011				99,710		99,710
Cash dividends on common stock - $1.728 per share				(87,320)		(87,320)
Preferred stock dividends of subsidiary, noncontrolling interests				(54)		(54)
Issuance of 102,404 shares of common stock - no par value	140,039	3,659				3,659
Stock based compensation			2,765			2,765
Other comprehensive loss (net of deferred tax benefit of $361)					(541)	(541)
Balance as of December 31, 2011	50,645,490	$931,153	$19,791	$143,792	$(375)	$1,094,361
Net income for 2012				103,701		103,701
Cash dividends on common stock - $1.728 per share				(87,529)		(87,529)
Preferred stock dividends of subsidiary, noncontrolling interests				(64)		(64)
Issuance of 119,627 shares of common stock - no par value	229,093	5,549				5,549
Stock based compensation			609			609
Other comprehensive loss (net of deferred tax benefit of $49)					(74)	(74)
Balance as of December 31, 2012	50,874,583	$936,702	$20,400	$159,900	$(449)	$1,116,553

(a) There were 125,000,000 shares authorized in 2012 and 2011

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  The primary business of UIL Holdings is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  Each of CEC, CTG and BER is a holding company whose sole business is ownership of its respective operating regulated gas utility.  The Gas Companies were acquired by UIL Holdings in November 2010 for a purchase price of approximately $1.3 billion (the Acquisition).

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn) operates two peaking generation plants in  Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown).

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

The preparation of financial statements in conformity with GAAP requires management to use estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain immaterial amounts that were reported as such in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Allowance for Funds Used During Construction

In accordance with the uniform systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates for 2012, 2011 and 2010 were 5.61%, 5.75% and 6.65%, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

As of December 31, 2012 and 2011, UIL Holdings’ ARO, including estimated conditional AROs, was $18.3 million and $18.1 million, respectively, and consisted primarily of obligations related to the removal or retirement of asbestos, polychlorinated biphenyl (PCB)-contaminated equipment, gas pipeline and cast iron gas mains.  The long-lived assets associated with the AROs are gas storage property, distribution property and other property.  UIL Holdings’ ARO is carried on the balance sheet as other long-term liabilities.

Cash and Temporary Cash Investments

UIL Holdings considers all of its highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash and temporary cash investments.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by PURA and DPU.  Software service life is based upon management’s estimate of useful life.  The aggregate annual provisions for depreciation for the years 2012, 2011 and 2010 were approximately 3.5%, 3.3%, and 3.6%, respectively, of the original cost of depreciable property.

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of December 31, 2012 and 2011 were as follows:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31, 2012
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Contracts for differences	$11,671	$67,167	$(30,804)	$(224,639)
Weather insurance contracts	1,000	-	-	-
Total derivative assets/(liabilities), gross	$12,671	$67,167	$(30,804)	$(224,639)

	December 31, 2011
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Contracts for differences	$10,678	$73,264	$(28,888)	$(239,147)
Weather insurance contracts	3,511	-	-	-
Total derivative assets/(liabilities), gross	$14,189	$73,264	$(28,888)	$(239,147)

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

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion, pursuant to the cost-sharing agreement noted above.  As of December 31, 2012, UI has recorded a gross derivative asset of $78.8 million, a regulatory asset of $176.6 million, and a gross derivative liability of $255.4 million ($156.9 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The unrealized gains and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for years ended December 31, 2012 and 2011 were as follows:

	Year Ended
	December 31,
	2012	2011
	(In Thousands)

Regulatory Assets - Derivative assets	$(7,500)	$69,397

Regulatory Liabilities - Derivative liabilities	$12	$5,736

Weather Insurance Contracts

On an annual basis, SCG and CNG assess the need for weather insurance contracts for the winter period of November 1 through April 30 in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG each receive a payment, up to the maximum amount allowed under the contracts; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG each make a payment of up to a maximum amount.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).

In May 2012, each of SCG and CNG received a payment of $3 million upon the expiration of their respective contracts for the winter period of November 1, 2011 through April 30, 2012.

In October 2012, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2012 through April 30, 2013.  If temperatures are warmer than normal, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures are colder than normal, SCG and CNG will each make a payment of up to a maximum of $2 million.  As of December 31, 2012, the variations from normal weather during the contract periods are not projected to reach the prescribed level stated in the contracts.   Accordingly,  no amounts were accrued by either SCG or CNG.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures were warmer than normal for the contract period, Berkshire would receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid were amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at December 31, 2012.  On January 8, 2013, Berkshire received a payment of $1 million upon the expiration of the contract.  Berkshire did not enter into a weather insurance contract for 2013.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$103,637	$99,656	$54,854
Less: Net income allocated to unvested units	184	210	149
Net income attributable to common shareholders	$103,453	$99,446	$54,705

Denominator:
Basic average number of shares outstanding	50,831	50,609	35,722
Effect of dilutive securities	277	317	361
Diluted average number of shares outstanding	51,108	50,926	36,083

Earnings per share:
Basic	$2.04	$1.96	$1.53
Diluted	$2.02	$1.95	$1.52

All outstanding options to purchase shares of common stock during 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were lower than the average market price of the common shares during such period.  Options to purchase 89,336 and 98,079 shares of common stock were outstanding during 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

Equity Investments

In February 2008, UI and an NRG affiliate formed GenConn, a 50-50 joint venture, for the purpose of constructing peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $124.8 million and $131.1 million as of December 31, 2012 and 2011, respectively.

UI’s pre-tax income from its equity investment in GenConn was $15.3 million, $11.3 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  During the years ended December 31, 2012 and 2011, UI received cash distributions from GenConn of approximately $21.5 million and $8.0 million, respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  As of December 31, 2012, there was $0.1 million of undistributed earnings from UI’s equity investment in GenConn.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

As of October 1, 2012, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2012 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

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

ASC 360 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of ASC 980 must be assessed on an ongoing basis.  As discussed in the description of ASC 980 in this Note (A) under “Regulatory Accounting,” determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of UI, the Gas Companies and UIL Holdings.  At December 31, 2012, UI and the Gas Companies, as rate-regulated entities, did not have any assets that were impaired under this standard.

ASC 323 “Investments” requires that a loss in the value of an investment that is other than a temporary decline should be recognized. In accordance with ASC 323, UIL Holdings reviews its investments accounted for by the equity method for impairment by identifying and measuring losses in the value based upon a comparison of fair value to carrying value.  At December 31, 2012, UIL Holdings did not have any equity investments that were impaired under this standard.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

differences.  For ratemaking purposes, UIL Holdings’ regulated subsidiaries normalize all investment tax credits (ITCs) related to recoverable plant investments.

Under ASC 740, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  See – Note (E), Income Taxes for additional information.

UIL Holdings files consolidated federal tax return which include all of the activities of its subsidiaries.  Each subsidiary company is treated as a member of the consolidated group and each subsidiary company’s current and deferred tax expense or benefit is calculated based on the separate return method.

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

UI and the Gas Companies accrue for estimated costs of removal for certain of their plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with ASC 980 “Regulated Operations,” the accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of December 31, 2012 and 2011 were $243.9 million and $224.1 million, respectively.

UIL Holdings’ property, plant and equipment as of December 31, 2012 and 2011 were comprised as follows:

	2012	2011
	(In Thousands)

Electric distribution plant	$860,096	$822,899
Electric transmission plant	577,669	508,738
Gas distribution plant	1,386,288	1,318,914
Software	136,219	139,241
Building and improvements	219,234	112,146
Land	64,421	64,137
Other plant	185,648	166,181
Total property, plant & equipment	3,429,575	3,132,256
Less accumulated depreciation	953,561	929,401
	2,476,014	2,202,855
Construction work in progress	311,340	367,500
Net property, plant & equipment	$2,787,354	$2,570,355

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

UI also has obligations under long-term power contracts, the recovery of which is subject to regulation.  If UIL Holdings’ regulated utilities, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).  UIL Holdings expects its regulated utilities to continue to meet the criteria for application of ASC 980 for the foreseeable future.  If a change in accounting were to occur, it could have a material adverse effect on the earnings and retained earnings of the applicable regulated utility and UIL Holdings in that year and could also have a material adverse effect on the on going financial condition of the applicable regulated utility and UIL Holdings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UIL Holdings’ regulatory assets and liabilities as of December 31, 2012 and 2011 included the following:

	Remaining	December 31,	December 31,
	Period	2012	2011
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$252,498	$272,943
Connecticut Yankee	3 years	11,129	14,247
Unamortized redemption costs	9 to 21 years	12,103	12,906
Pension and other post-retirement benefit plans	(b)	458,019	344,746
Environmental remediation costs	4 to 5 years	14,772	19,101
Customer rate surcharge	(c)	-	15,757
Hardship programs	(d)	29,852	37,420
Debt premium	1 to 25 years	41,016	48,275
Deferred purchased gas	(e)	12,444	15,558
Deferred income taxes	(f)	731	20,994
Unfunded future income taxes	(f)	17,319	11,657
Contracts for differences	(g)	176,597	184,105
Excess generation service charge	(h)	8,864	13,758
Deferred transmission expense	(i)	21,379	-
Storm Costs	(j)	52,009	29,618
Other	(k)	27,449	45,037
Total regulatory assets		1,136,181	1,086,122
Less current portion of regulatory assets		118,961	102,900
Regulatory Assets, Net		$1,017,220	$983,222

Regulatory Liabilities:
Accumulated deferred investment tax credits	31 years	$4,612	$4,758
Income taxes due principally to book-tax differences	(k)	41,928	14,445
Deferred gain on sale of property	(a)	37,933	37,798
Middletown/Norwalk local transmission network service collections	37 years	21,975	22,548
Pension and other post-retirement benefit plans	1 to 8 years	15,016	17,956
Deferred income taxes	(f)	48,951	48,740
Asset retirement obligation	(l)	4,995	8,941
Low income programs	(m)	17,651	9,958
Unfunded future income taxes	(f)	125	9,735
Asset removal costs	(k)	243,854	224,125
Deferred transmission expense	(i)	-	11,628
Other	(k)	36,660	35,788
Total regulatory liabilities		473,700	446,420
Less current portion of regulatory liabilities		21,284	26,245
Regulatory Liabilities, Net		$452,416	$420,175

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
(c) Deferral of revenue received for excess refund of overearnings, recovery of which was completed in November 2012.
(d) Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(e) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(f) The balance will be extinguished when the asset or liability has been realized or settled, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Restricted Cash

UIL Holdings’ restricted cash at December 31, 2012 and 2011 totaled $2.8 million and $6.5 million, respectively, which primarily relates to electric distribution and transmission capital projects, which have been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

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

The Gas Companies’ unbilled revenues represent estimates of receivables for products and services provided but not yet billed. The estimates are determined based on various assumptions, such as current month energy load requirements, billing rates by customer classification and weather.

Stock-Based Compensation

Certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures over a three-year period.  These performance shares are issued under the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan).  Each award of performance shares vests at the end of a three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such performance shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.

UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with ASC 718 “Compensation-Stock Compensation,” based on the value of the expected payout at the end of each year relative to the performance measures achieved.

Pursuant to the 2008 Stock Plan, a target amount of 119,640 performance shares was granted to certain members of management in March 2012; the average of the high and low market price on the grant date was $34.45 per share.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Total stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $4.9 million, $5.3 million and $4.1 million, respectively.

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

UIL Holdings has identified the selected capacity resources with which UI has CfDs as VIEs and has concluded that UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these capacity resources. As such, UIL Holdings has not consolidated the selected capacity resources.  UI’s maximum exposure to loss through these agreements is limited to the settlement amount under the CfDs as described in “–Derivatives – Contracts for Differences (CfDs)” above.  UI has no requirement to absorb additional losses nor has UI provided any financial or other support during the periods presented that were not previously contractually required.

UIL Holdings has identified the entities for which UI is required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) as VIEs.  In assessing these contracts for VIE identification and reporting purposes, UIL Holdings has aggregated the contracts based on similar risk characteristics and significance to UI.  UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these entities.  UI’s exposure to loss is primarily related to the purchase and resale of the RECs, but, any losses incurred are recoverable through electric rates.  For further discussion of RECs, see Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – New Renewable Source Generation..

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

(B)  CAPITALIZATION

Common Stock

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UIL Holdings had 50,665,114 shares of its common stock, no par value, outstanding as of December 31, 2012 and 50,545,487 shares of its common stock, no par value, outstanding at December 31, 2011.  Not included in such shares were 209,469 and 100,003 shares of restricted stock as of December 31, 2012 and 2011, respectively.  These shares of restricted stock are, however, recognized as outstanding for purposes of calculating basic earnings per share because such shares represent the net of the amount of deferred vested restricted stock, less the amount of non-deferred unvested restricted stock.

Stock option transactions for 2012, 2011 and 2010 are as follows:

			Average
	Number	Option Price	Exercise
	of Options	per Share	Price
Balance – December 31, 2009	168,501	$21.68-$34.51	$30.32
Granted	-	N/A	N/A
Forfeited	(3,202)	N/A	N/A
Exercised	(30,305)	$21.68-$23.64	N/A
Balance – December 31, 2010	134,994	$21.68-$34.51	$31.70
Granted	-	N/A	N/A
Forfeited	(7,910)	N/A	N/A
Exercised	(28,864)	$21.68-$31.25	N/A
Balance – December 31, 2011	98,220	$21.68-$33.96	$33.39
Granted	-	N/A	N/A
Forfeited	(38,000)	N/A	N/A
Exercised	(56,887)	$31.25-$33.96	N/A
Balance – December 31, 2012	3,333	$21.68	$21.68

Exercisable at December 31, 2010	134,994	$21.68-$34.51	$31.70
Exercisable at December 31, 2011	98,220	$21.68-$33.96	$33.39
Exercisable at December 31, 2012	3,333 (1)	$21.68	$21.68

(1)	The intrinsic value of exercisable stock options at December 31, 2012 was $0.05 million.

As of December 31, 2012, 2011 and 2010, the weighted-average remaining contractual lives for those options outstanding was 0.3 years, 0.5 years, and 1.3 years, respectively.

As of December 31, 2012, total stock option compensation costs were zero, performance share costs were $2.4 million, and restricted stock costs related to non-vested awards not yet recognized were $0.7 million.  The weighted-average period over which the stock option compensation costs, performance-share cost, and restricted stock cost will be recognized is zero months, 10 months, and 8 months, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010, was $1.9 million, $0.8 million, and $0.7 million, respectively.  The actual tax benefit realized by UIL Holdings for the tax deductions from the exercises totaled $0.1 million for each of 2012, 2011 and 2010.

The shares issued to non-employee directors as well as employee performance shares and options are drawn from the 2008 Stock Plan.

Redeemable Preferred Stock of Subsidiaries, Noncontrolling Interests

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The redeemable preferred stock of subsidiaries are noncontrolling interests because they contain a feature that allows the holders to elect a majority of the subsidiary’s board of directors if preferred stock dividends are in default in an amount equivalent to four full quarterly dividends.  Such a potential redemption-triggering event is not solely within the control of the subsidiary.

CNG has one 8.00% non-callable series of cumulative preferred stock authorized with a par value of $3.125 per share.  As of December 31, 2012, there were 108,706 shares issued and outstanding with a value of approximately $0.3 million and 775,609 shares authorized but unissued.

CNG also has one 6.00% series of cumulative preferred stock authorized with a par value of $100 per share.  Effective November 30, 2012, CNG redeemed all of its 6.00% series preferred stock, which had 4,104 shares issued and outstanding.  As of December 31, 2012, CNG had 9,999,068 shares of $100 par value preferred stock authorized but unissued.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Long-Term Debt

	December 31,
	2012	2011
	(In Thousands)
UIL Holdings
4.625% Unsecured Senior Notes, due 2020	$450,000	$450,000

UI
Pollution Control Revenue Bonds:

5.75%, 1996 Series, due 2026 (1)	-	7,500
4.50% 2010 Series, due 2027	27,500	27,500
7.13%, 1997 Series, due 2027 (1)	-	71,000
6.88%, 2009 Series, due 2029 (1)	-	25,000
Auction Rate, 2003 Series, due 2033 (2)	64,460	64,460

Senior Unsecured Notes:

6.06% Senior Notes, Series A and B, due 2017	70,000	70,000
2.98% Senior Notes, Series A due 2019	31,000	-
3.61% Senior Notes, Series B and C and 6.26% Senior Notes, Series C and D, due 2022	162,500	77,000
6.51% Senior Notes, Series E and F due 2037	28,000	28,000
6.46% Senior Notes, Series A and 6.51%, Senior Notes, Series B, due 2018	100,000	100,000
6.61% Senior Notes, Series C, due 2020	50,000	50,000
5.61% Senior Notes, due 2025	50,000	50,000
6.09% Senior Notes, due 2040	100,000	100,000
4.89% Senior Notes, Series D and E, due 2042	87,000	-

Gas Companies
Senior Secured Notes:

3.88% - 7.50% Senior Secured Medium Term Note IV, due 2018 - 2041	100,000	100,000
5.77% - 6.38% Senior Secured Medium Term Notes III, due 2025 - 2037	85,000	85,000
6.88% - 7.95% Senior Secured Medium Term Notes I, due 2026 - 2028	29,000	29,000
10.06% First Mortgage Bond Series P, due 2019	10,000	10,000

Unsecured Notes:

4.76% - 9.60% Senior Unsecured Notes, due 2020 - 2021	21,090	22,545
6.85% - 9.10% Unsecured Medium Term Notes, Series A, due 2013 - 2017	50,000	55,000
6.50% Unsecured Medium Term Note, Series D, due 2013	20,000	20,000
8.12% - 8.49% Unsecured Medium Term Notes, Series B, due 2014 - 2024	10,000	10,000
5.63% - 6.66% Unsecured Medium Term Notes, Series C, due 2035 - 2037	65,000	65,000

Long-Term Debt	1,610,550	1,517,005
Less: Current portion of long-term debt (3)	48,296	13,712
Less: Unamortized discount	2,916	3,221
Plus: Unamortized premium	41,016	48,275
Net Long-Term Debt	$1,600,354	$1,548,347

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(1)	The interest rates on these bonds were due to be remarketed on February 1, 2012; however such bonds were refinanced in January 2012, as discussed below.
(2)	The interest rate on these Bonds is reset through an auction held every 35 days. On January 18, 2013, the interest rate on the Bonds was 0.41%.
(3)	Includes the current portion of unamortized premium.

Substantially all of the respective utility’s properties are pledged as collateral for the applicable Senior Secured Medium Term Notes and First Mortgage Bonds.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2012 was 12 years, at an average interest rate of 5.6%.

The fair value of UIL Holdings’ long-term debt was $1.9 billion and $1.7 billion as of December 31, 2012 and 2011, respectively, which was estimated by UIL Holdings based on market conditions.  The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of pollution control revenue bonds.

Information regarding maturities and mandatory redemptions/repayments are set forth below:

	2013	2014	2015	2016	2017 & thereafter
(In Thousands)
Maturities	$41,455	$6,455	$1,455	$11,455	$1,549,730

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(C)  REGULATORY PROCEEDINGS

In August 2012, PURA issued a final decision in its investigation of the service response and communications of utilities, including UI, CNG and SCG, after Tropical Storm Irene, which passed through Connecticut in August 2011, and the autumn nor’easter, which passed through Connecticut in October 2011. The decision contains reporting requirements for UI (including with respect to improving mutual assistance and the release of customer information in emergency situations) and CNG and SCG (including with respect to a fueling plan).

In November 2012, pursuant to Connecticut Law (PA 12-148), PURA opened a docket to investigate UI’s and the Gas Companies’ performance in restoring service following Hurricane Sandy, which passed through Connecticut in October 2012.  Hearings are scheduled for the second quarter of 2013 with a final decision expected in the third quarter of 2013.

Electric Distribution and Transmission

ISO-NE, an independent, not-for-profit corporation, is the Regional Transmission Organization (RTO) for New England.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system, which includes UI’s electric system, and administration of the region’s wholesale electricity marketplace.  ISO-NE also is responsible for the management of the comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs.

Hurricane Sandy caused extensive damage to the electric system in UI's service territory and resulted in approximately 284,000 customer outages.  In accordance with PURA regulatory decisions and past storm cost guidance, UI has established a regulatory asset for its storm-related expense.  As of December 31, 2012, UI’s estimate of the cost of repairing the damage resulting from the storm and restoring service to customers is approximately $37.5 million, of which approximately $12.5 million has been capitalized as property plant and equipment and the remainder as a regulatory asset.  UI is seeking recovery of these costs in its rate proceeding discussed below.

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  The changes are designed to produce additional distribution revenues of approximately $69 million in rate year one (from July 1, 2013 through June 30, 2014) and an additional $26 million in rate year two (from July 1, 2014 through June 30, 2015).  For rate year one, these additional revenues represent an increase of approximately 8.7% over the total revenues that would be expected under current rate schedules and projected sales on a total bill basis.  For rate year two, the additional revenues represent an increase of approximately 3.0% over rate year one revenues.  Included in this request is the initiation of the recovery of UI’s storm regulatory asset of approximately $52 million for previously incurred storm costs not included in rates.  UI’s application proposes a six-year recovery period for these costs along with the establishment of a storm reserve of $2 million per year to help address future storm costs and the ability to defer additional storm costs above the reserve amount as a regulatory asset for recovery in a future proceeding.  UI does not currently have a storm reserve funded in rates.  In addition, UI proposed to use revenue from other sources, such as the 2010 and 2012 earning sharing amounts owed to customers along with anticipated excess CTA revenue collections, to recover increased distribution revenue requirements through the end of 2013, which allows the implementation of the distribution rate increase to be deferred until January 1, 2014 coincident with the expiration of the CTA rate.  PURA is expected to issue a final decision in the third quarter of 2013.

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows the Company to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA in June 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which is to be collected from customers beginning in the first quarter of 2013, pending PURA approval.  PURA is expected to issue a decision on the decoupling adjustment in the first quarter of 2013.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through March 31, 2013.

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

UI must procure its standard service power pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in a manner that maintains standard service cost volatility within reasonable levels.  On October 10, 2012, PURA approved the Standard Service Procurement Plan (the Procurement Plan) submitted by DEEP’s procurement manager to PURA for approval as required by Connecticut law.  The Procurement Plan, which was developed by the procurement manager, in consultation with UI, CL&P and the Connecticut Office of Consumer Counsel (OCC), provides for UI to continue to procure wholesale power for standard service customers on a full requirements basis but reduces the maximum duration of contracts from three years to 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.  The length of term and tranche sizes may be modified by the mutual agreement of UI and the procurement manager.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In November 2012, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2012, Standard & Poor’s Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2012, UI would have had to post approximately $10.5 million in collateral.

UI is permitted to seek long-term contracts for up to 20% of standard service requirements, in order to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers but, UI has not executed any long-term contracts.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fuel Cell Park, LLC to extend the in-service date under its contract with CL&P to February 14, 2014.  To date, none of the projects have achieved commercial operation.

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase RECs from small renewable generators located on customer premises.  Under this program, UI will be required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements and in April 2012, PURA approved the program.  In October 2012, UI received PURA approval for executed REC purchase contracts totaling up to approximately $1.5 million annually in payments for 15 year delivery terms commencing in 2013.  On January 8, 2013, UI opened a tariff-based application process to procure RECs from small renewable projects, and expects to enter into REC purchase contracts in the first quarter of 2013 totaling up to approximately $0.6 million annually in payments for 15 year delivery terms commencing in 2013 and 2014.

PA 11-80 also allows for the development of up to 30 MW of grid-connected renewable energy.  UI and CL&P are each allowed to develop projects capable of generating up to 10 MW and DEEP is to solicit proposals for projects capable of generating 10 MW.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects.  These contracts, and the associated cost recovery, have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the revenues, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the costs of payments made to projects are recoverable through electric rates.  In January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves a return on equity (ROE) equal to the then currently allowed distribution ROE over the life of the investment, which is currently 8.75%.  UI had requested a ROE of 9.5% for the renewable connections program projects.  In September 2012 PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The settlement agreement also provides that no further amounts are due from UI to customers relating to the 2004 incentive in light of amounts refunded to customers in 2009.

Transmission

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  The FERC established a base-level ROE of 11.14%in November 2006, as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project-specific basis.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2012, UI’s overall allowed weighted-average ROE for its transmission business was 12.3%.  UI recovers its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements.  UI is required to file information regarding its approved formula rates on an annual basis with the FERC.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20%.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported.  In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  The parties have been unable to reach a settlement.  Settlement proceedings have terminated, and a hearing judge has been assigned.  Pursuant to the procedural schedule, the direct case of the complainants was filed in October 2012, seeking a base ROE of 9.0%.  Respondents filed their answer to the direct case in November 2012.  In January 2013, FERC trial staff filed testimony supporting a base ROE of 9.66%.  Respondents filed reply testimony to the trial staff’s testimony in February 2013.  A hearing is scheduled for the second quarter of 2013, with an initial decision by the hearing judge expected in the third quarter of 2013.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011, for a period of 15 months.

In December 2012, various customer entities filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%.  The transmission owners filed an answer and request for dismissal in January 2013, including opposition to the establishment of a second 15 month refund period because the complaint seeks substantially the same relief against the same respondents but for a different 15 month period as the pending complaint of governmental entities.  The complainants filed their answer to the respondents’ answer in February 2013.  UI is unable to predict the outcome at this time.

New England East-West Solution

Pursuant to an agreement with CL&P (the NEEWS Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is currently under construction, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project, which is

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

currently being considered by ISO-NE as part of a broader study that includes other electrically connected areas within Connecticut.

Under the terms of the NEEWS Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  There are certain circumstances under which CL&P can terminate the NEEWS Agreement, but such termination would have no effect on the assets previously transferred to UI.

In June 2012, NU, on behalf of CL&P, submitted the operation and maintenance agreement (the O&M Agreement) between UI and CL&P to the FERC, which the FERC accepted.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain transmission assets in Connecticut that the FERC has authorized UI to acquire from CL&P.

In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, upon which the O&M Agreement became effective.  CL&P and UI plan to transfer the remaining portion of this project’s assets from CL&P to UI by the end of the first quarter of 2013.

UI made deposits in NEEWS totaling $33.5 million and $9.6 million as of December 31, 2012 and 2011, respectively.  The total deposits made as of December 31, 2012 include the transferred assets noted above. UI expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $1.6 million and $1 million on such deposits in the years ended December 31, 2012 and 2011, respectively.

Approval for the Issuance of Debt

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of any Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) the repayment, in July 2011, of the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, which were remarketed in the municipal bond market in February 2012 and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, PURA allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In 2009 , PURA approved the recovery of these expenses over a four-year period beginning in 2009.  As of December 31, 2012, the remaining regulatory asset was approximately $0.1 million.

In 2009, PURA also approved the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for each of 2009 and 2010.  As of December 31, 2009, UI had recorded a regulatory asset

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

of approximately $10.2 million which was fully recovered in 2010.  Additionally, $11.4 million was included in rates in 2010 for UI’s estimate of 2010 pension and postretirement expense.

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

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2013 through December 31, 2013 of $33.1 million and $40.2 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2013 approved revenue requirements.  The increase in project costs was driven primarily by increased financing costs and the cost to build interconnection facilities at GenConn Middletown.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Gas Distribution

Rates

The allowed returns on equity established by PURA are 9.41% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

Purchased Gas Adjustment Clause

SCG and CNG each have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by PURA and DPU, respectively, which enable them to pass their reasonably incurred cost of gas purchases through to customers.  These clauses allow utilities to recover costs associated with changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.  Additionally, Berkshire’s mechanism allows for the recovery of the gas-cost portion of bad debt.

Approval for the Issuance of Debt

Berkshire has DPU approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from any such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire may issue long-term debt with maturities up to 30 years and issue secured or unsecured securities or execute a bank financing.

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

The Gas Companies purchase the majority of their natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region and in Canada.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold ninety-two firm transportation contracts on twelve different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  Similar to the treatment of gas costs, the actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.  The future obligations under these contracts as of December 31, 2012 are as follows:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In Thousands)
2013	$123,376
2014	119,744
2015	97,415
2016	83,070
2017	66,634
2018-after	99,226
$589,465

The Gas Companies acquire firm underground natural gas storage capacity using long-term contracts and fill the storage facilities with gas in the summer months for subsequent withdrawal in the winter months.  Collectively, the Gas Companies hold 24 gas storage contracts with seven different storage contractors.  The storage facilities are located in Pennsylvania, New York, West Virginia and Michigan.

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company (LDC).  Each LDC owns or has rights to the natural gas stored in a Liquefied Natural Gas (LNG) facility directly attached to its distribution system.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings, UI, CNG, SCG, and Berkshire are parties to a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  The borrowing limit under the UIL Holdings Credit Facility is $400 million, all of which is available to UIL Holdings, $250 million of which is available to UI, $150 million of which is available to each of CNG and SCG, and $25 million of which is available to Berkshire.  The UIL Holdings Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each Borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The UIL Holdings Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of December 31, 2012, there was $87 million outstanding under the UIL Holdings Credit Facility.  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2014 and June 16, 2013.  Available credit under the UIL Holdings Credit Facility at December 31, 2012 totaled $308.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration on November 17, 2014, thus affording UIL Holdings flexibility in managing its working capital requirements.  On February 15, 2013, UIL Holdings issued an additional standby letter of credit in the amount of $1 million which expires on January 31, 2014.

As of December 31, 2012, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

In October 2012, UIL Holdings entered into a credit agreement with a borrowing limit of $100 million that expires on October 31, 2013 (the Credit Agreement).  As of December 31, 2012, there was $100 million outstanding under the Credit Agreement.

In January 2012, UI entered into a revolving credit agreement with JPMorgan Chase Bank, N.A. that expired on July 13, 2012 (the UI Credit Facility).  The borrowing limit under the UI Credit Facility was $105 million.    The use of funds under the UI Credit Facility provided additional liquidity for UI’s obligation to either remarket or repay and cancel $103.5 million of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012.  The pollution

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

control revenue bonds were repaid and cancelled with the issuance of senior unsecured notes that UI issued to a group of institutional accredited investors in January 2012, as discussed above.  Subsequently, the UI Credit Facility was terminated.

Information with respect to short-term borrowings is set forth below:

	2012	2011
	($ In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$168,000	$46,000
Average aggregate short-term borrowings outstanding during the year*	$109,268	$20,310
Weighted average interest rate*	1.61%	2.02%
Principal amounts outstanding at year-end	$157,000	$35,000

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$243,000	$200,000
Average aggregate short-term borrowings outstanding during the year*	$78,533	$82,690
Weighted average interest rate*	1.58%	1.91%
Principal amounts outstanding at year-end	$30,000	$200,000

Gas Companies

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$6,000	$10,000
Average aggregate short-term borrowings outstanding during the year*	$128	$1,222
Weighted average interest rate*	1.59%	1.80%
Principal amounts outstanding at year-end	$-	$-

*
Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period.  The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(E) INCOME TAXES

	2012	2011	2010
	(In Thousands)
Income tax expense consists of:
Income tax provisions:
Current
Federal	$5,830	$(16,626)	$(21,059)
State	1,110	(3,951)	(547)
Total current	6,940	(20,577)	(21,606)
Deferred
Federal	61,510	72,840	56,484
State	6,611	10,433	558
Total deferred	68,121	83,273	57,042

Investment tax credits	(195)	(195)	(152)

Total income tax expense	$74,866	$62,501	$35,284

The following table details the components of the deferred income tax provision:
Property related (accelerated depreciation and other)	$36,140	$43,734	$76,168
Pension benefits	36,409	11,653	(11,182)
Regulatory deferrals	8,820	6,570	(19,213)
Storm costs	8,715	8,922	2,358
Goodwill	2,038	4,668	588
Investment in GenConn	893	32,694	19,201
Corporate acquisition costs	212	6,260	(9,206)
Net operating loss carryforward	(3,475)	(23,300)	-
Post retirement benefits	(1,474)	(2,117)	(2,271)
Alternative minimum tax	(2,488)	-	-
Seabrook lease buyout	(3,151)	(2,985)	(2,542)
Deferred gas costs	(3,288)	(1,608)	4,216
Conservation and customer payment programs	(7,930)	864	418
Other - net	(3,300)	(2,082)	(1,493)

Deferred income tax provision - net	$68,121	$83,273	$57,042

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes.  The reasons for the differences are as follows:

	2012	2011	2010
	(In Thousands)
Computed tax at federal statutory rate	$62,499	$56,774	$31,549
Increases (reductions) resulting from:
Investment tax credits	(195)	(195)	(152)
Allowance for equity funds used during construction	(2,749)	(3,689)	(2,511)
Amortization of nuclear plant regulatory assets	9,334	8,885	7,661
Book depreciation more (less) than non-normalized tax depreciation	(1,163)	(1,023)	(734)
State income taxes, net of federal income tax benefits	5,018	4,214	7
ESOP dividend payments	(555)	(526)	(488)
Mark-to-market adjustments to non-qualified pension investments	(274)	3	(208)
Customer conservation and payment programs	2,886	1,477	159
Gas acquisition costs	-	6	967
Other items, net	65	(3,425)	(966)

Total income tax expense	$74,866	$62,501	$35,284

Book income before income taxes	$178,567	$162,211	$90,141

Effective income tax rates	41.9%	38.5%	39.1%

For 2012, the combined statutory federal and state income tax rate was 40.9%.  In 2011 and 2010, the combined statutory federal and state income tax rate for UIL Holdings was 40.4%.  Legislation enacted in Connecticut in 2011 imposed an additional 10% surcharge on the corporation business tax for the years 2012 and 2013.  This additional surcharge increased the statutory rate of the Connecticut corporation business tax from 8.25% to 9% and increased the combined statutory federal and state income tax rate for UIL Holdings for 2012 to 40.9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the year ended December 31, 2012 was 41.9%, as compared to 38.5% for the year ended December 31, 2011.  The increase in the 2012 effective book income tax rate was primarily due to costs associated with customer conservation and payment programs.

During 2011, UIL Holdings incurred a net operating loss (NOL) for federal income tax purposes of approximately $136 million, which was primarily due to bonus depreciation on capital additions during that year.  UIL Holdings carried back approximately $33 million of the NOL and has received a refund amounting to $10.0 million of federal income taxes paid in the carryback years.  The remaining $103 million of the 2011 NOL and an additional $12 million of a prior years’ NOL were carried forward, of which an anticipated $39 million will be utilized for the 2012 tax year and the remainder utilized for the 2013 tax year.  As a result of the carryback of the NOL to prior years and the utilization of a portion of the NOL in 2012, UIL Holdings has accrued an Alternative Minimum Tax (AMT) liability of approximately $2.5 million as of December 31, 2012.  This AMT liability is available as an income tax credit which will be carried forward and applied to reduce UIL Holdings regular federal income tax liability in future years.

Federal income tax legislation enacted during the fourth quarter of 2010 provided for accelerated capital recovery for federal income tax purposes for certain capital additions placed in service during the fourth quarter of 2010 and calendar years 2011 and 2012.  As a result, during these periods, UIL Holdings recognized additional tax deductions for capital recovery that resulted in cash benefits that were recognized through lower cash requirements for federal income tax deposits.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During 2010, UIL Holdings recognized a significant current income tax deduction, which it reflected on its 2009 state and federal income tax returns, related to repair and maintenance costs it had previously capitalized for tax purposes.  This current income tax deduction resulted in a cash benefit of approximately $40.5 million.  As a result of this change in accounting for tax purposes, as of December 31, 2011, UIL Holdings had gross unrecognized tax benefits of approximately $13.7 million, including approximately $0.5 million of interest, of which none would impact the effective tax rate if recognized.  In December 2011 and during 2012, the Internal Revenue Service (IRS) issued new and clarifying regulations with respect to the tax deductibility of previously capitalized repair and maintenance costs.  These regulations replaced previous proposed regulations issued by the IRS in March 2008.  During 2012, UIL Holdings recognized the impact of implementing these new regulations which resulted in an increase in current income tax expense and a decrease in deferred income tax expense of approximately $12 million that was deferred for book purposes.  As a result of implementing these new regulations, which included an audit safe harbor from the IRS if the regulations were fully implemented, UIL Holdings reversed a gross reserve for unrecognized tax benefits of approximately $13.7 million, including $0.8 million of interest, none of which had an impact on the effective tax rate.  As a result of this reversal, UIL Holdings did not have any gross income tax reserves for uncertain tax positions as of December 31, 2012.

The following table sets forth a reconciliation of the changes in the gross income tax reserves for the years ended December 31, 2012 and 2011:

	2012	2011
	(In Thousands)
Balance as of December 31	$13,676	$11,349
Increases for tax positions related to current year	-	2,327
Reductions for tax positions of prior years	(13,676)	-
Balance as of December 31	$-	$13,676

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and, in the case of Berkshire Energy Resources, the income tax statutes of the Commonwealth of Massachusetts. As of December 31, 2012, the tax years 2009, 2010 and 2011 are open and subject to audit for federal, State of Connecticut, and State of Massachusetts income tax purposes.

The Company files a consolidated federal income tax return with its subsidiaries, all of which have joint and several liability for any potential assessments against the consolidated group.

At December 31, 2012, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $720.7 million and non-current deferred tax assets for deductible temporary differences of $264.3 million, resulting in a net non-current deferred tax liability of $456.4 million.  UIL Holdings had current deferred tax assets of $41.6 million at December 31, 2012.  UIL Holdings did not have any current deferred tax liabilities at December 31, 2012.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes UIL Holdings’ deferred tax assets and liabilities as of December 31, 2012 and 2011:

	2012	2011
	(In Thousands)
Deferred income tax assets:
Regulatory asset related to pension and other post-retirement benefits	$93,619	$83,057
Post-retirement benefits	37,005	69,624
Accrued removal obligation	78,956	78,610
Net operating loss carry forward	26,775	23,300
Long-term incentive plan	5,305	4,622
Gross-up effect on deferred taxes	8,745	3,531
Connecticut Yankee equity investment	3,140	3,145
Acquisition costs	2,735	2,947
Vacation accrual	3,016	2,927
Incentive compensation plans	3,336	2,895
Deferred compensation plan	5,947	2,708
Stock compensation plans	2,263	2,037
Alternative minimum tax	2,488	-
Uncollectibles	1,277	1,359
Other	31,269	19,908
	$305,876	$300,670

Deferred income tax liabilities:
Accelerated depreciation timing differences	$270,825	$220,030
Plant basis differences	178,989	169,890
Storm regulatory asset	21,102	11,955
Regulatory asset related to pension and other post-retirement benefits	93,619	71,325
Investment in GenConn Energy	52,920	52,027
Seabrook lease buyout	10,505	13,656
Bond redemption costs	5,107	5,446
Hardship programs	14,272	5,037
Other	73,343	98,222
	$720,682	$647,588

ASC 740 requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet.  A similar procedure is followed for all non-current deferred tax assets and liabilities.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes as of December 31, 2012 and 2011 included on the following lines of the Consolidated Balance Sheet is as follows:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	2012	2011
	(In Thousands)
Assets:
Deferred and refundable income taxes	$41,605	$41,635
Liabilities:
Deferred income taxes	456,411	388,553
Deferred income taxes – net	$414,806	$346,918

(F) SUPPLEMENTARY INFORMATION

	2012	2011	2010
	(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$112,002	$98,343	$55,118
Amortization of nuclear plant regulatory assets	46,550	44,635	45,898
Amortization of other regulatory assets	22,745	24,436	12,885
Other	51	48	45
Total Amortization	69,346	69,119	58,828
Total Depreciation and Amortization	$181,348	$167,462	$113,946

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$65,753	$69,906	$51,708
Local real estate and personal property	40,588	34,902	21,130
Payroll taxes	7,274	9,373	5,659
Other	422	30	205
Total Taxes - Other than Income Taxes	$114,037	$114,211	$78,702

Other Income and (Deductions), net
Interest income	$2,631	$3,483	$4,163
Allowance for funds used during construction - equity	7,480	10,539	7,180
Allowance for funds used during construction - debt	6,979	9,143	4,735
Weather insurance	3,488	3,090	(100)
TSO incentives	2,745	-	-
Other	1,923	677	1,284
Total Other Income and (Deductions), net	$25,246	$26,932	$17,262

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(G)  PENSION AND OTHER BENEFITS

Disclosures pertaining to UIL Holdings’ pension and other postretirement benefit plans (the Plans) are in accordance with ASC 715 “Compensation-Retirement Benefits.”  UIL Holdings has an investment policy addressing the oversight and management of pension assets and procedures for monitoring and control.  UIL Holdings has engaged State Street Bank as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

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

The Retirement Benefits Plans Investment Committee of the Board of Directors oversees the investment of the Plans’ assets in conjunction with management and has conducted a review of the investment strategies and policies of the Plans.  This review included an analysis of the strategic asset allocation, including the relationship of Plan assets to Plan liabilities, and portfolio structure.  The 2013 target asset allocations, which may be revised by the Retirement Benefits Plans Investment Committee, are approximately as follows:  50% equity securities,  40% debt securities and 10% other securities, which consist primarily of real assets, hedge funds and high yield securities.  In the event that the relationship of Plan assets to Plan liabilities changes, the Retirement Benefits Plans Investment Committee will consider changes to the investment allocations.  The other postretirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.

The funding policy for the Plans is to make annual contributions that satisfy the minimum funding requirements of ERISA, but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the Plans.  UIL Holdings has a minimum funding requirement for 2013 currently estimated at $20 million.  Depending upon final actuarial calculations, the 2013 contribution may ultimately range between $50 million and $60 million.

UIL Holdings applies consistent estimation techniques regarding its actuarial assumptions, where appropriate, across the pension and postretirement plans of its operating subsidiaries.  The estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans is based upon the settlement of such liabilities as of December 31, 2012 utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities.  UIL Holdings believes such an estimate of the discount rate more accurately reflects the settlement value for plan obligations than the different yield curve methodologies used in prior years, and results in cash flows which closely match the expected payments to participants.

UIL Holdings is utilizing a discount rate of 4.25% as of December 31, 2012 for all of its qualified pension plans, compared to 5.30% in 2011.  The decline in the discount rate resulted in an increase to the projected benefit obligation of approximately $100 million from 2011 to 2012. The discount rate for non-qualified pension plans as of December 31, 2012 was 4.0% compared to 5.05% in 2011.

The discount rate for UIL Holdings’ postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI postretirement plan, the discount rate at December 31, 2012 and 2011 was 4.25%.  For the Gas

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Company postretirement plans, the December 31, 2012 discount rate was a composite rate of 4.0%, weighted by expected future cash outflows, compared to 5.05% for the previous year.

The December 31, 2012 discount rate was selected based on the yield of a portfolio of high quality corporate bonds that could be purchased as of the measurement date to produce cash flows matching the expected plan disbursements within reasonable tolerances.

The pension and other postretirement benefits plans assumptions may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2012 pension expense would have increased or decreased inversely by $2.5 million.  If there had been a 1% change in the expected return on assets assumed for the pension plans, the 2012 pension expense would have increased or decreased inversely by $6.4 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2012 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.  If there had been a 1% change in the expected return on assets assumed for the other postretirement benefits plans, the 2012 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.

Pension Plans

The United Illuminating Company Pension Plan (the UI Pension Plan) covers the majority of employees of UIL Holdings Corporate and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

The Gas Companies have multiple qualified pension plans covering substantially all of their union and management employees.  These entities also have non-qualified supplemental pension plans for certain employees.  The qualified pension plans are traditional defined benefit plans or cash balance plans for those hired on or after specified dates.  In some cases, neither of these plans is offered to new employees and have been replaced with enhanced 401(k) plans for those hired on or after specified dates.

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

Other Postretirement Benefits Plans

In addition to providing pension benefits, UI also provides other postretirement benefits, consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its other postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the UI Pension Plan and Serial Voluntary Employee Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund other postretirement benefits for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  UI does not expect to make a contribution in 2013 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund other postretirement benefits for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 51% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed-income securities.  UI does not expect to make a contribution in 2013 to fund other postretirement benefits for union employees.

SCG and CNG also have plans providing other postretirement benefits for substantially all of their employees.  These benefits consist primarily of health care, prescription drug and life insurance benefits, for retired employees and their dependents.  The eligibility for these benefits is determined by the employee’s date of hire, number of years of service, age and whether the employee belongs to a certain group, such as a union.Dependents are also eligible at the employee’s date of retirement provided the retired participant pays the necessary contribution.  These plans are contributory with the level of participant’s contributions evaluated annually.  Benefits payments under these plans include annual caps for CNG participants hired after 1993 and SCG participants hired after 1996.  SCG non-union employees hired after November 1995 are not eligible for these benefits.  Union employees hired after April 1, 2010 and December 1, 2009 at SCG and CNG, respectively, are not eligible for these benefits.  As such, Gas Company OPEB liabilities are not especially sensitive to increases in the healthcare trend rate.  These plans are funded through a combination of 401(h) accounts and Voluntary Employee Benefit Association Trust (VEBA) accounts.  UIL Holdings did not make any contributions to these plans in 2012, nor does it currently plan to make a contribution in 2013.

Other Accounting Matters

ASC 715 requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UIL Holdings reflects all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as management believes it is probable that such items will be recoverable through the ratemaking process.  As of December 31, 2012 and 2011, UIL Holdings has recorded regulatory assets of $264.6 million and $146.6 million, respectively.

In accordance with ASC 715, UIL Holdings utilizes an alternative method to amortize prior service costs and unrecognized gains and losses.  UIL Holdings amortizes prior service costs for both the pension and other postretirement benefits plans on a straight-line basis over the average remaining service period of participants expected to receive benefits.  UIL Holdings utilizes an alternative method to amortize unrecognized actuarial gains and losses related to the pension and other postretirement benefits plans over the lesser of the average remaining service period or 10 years.  For ASC 715 purposes, UIL Holdings does not recognize gains or losses until there is a variance in an amount equal to at least 5% of the greater of the projected benefit obligation or the market-related value of assets.  There is no such allowance for a variance in capturing the amortization of other postretirement benefits unrecognized gains and losses.

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UIL Holdings’ pension and other postretirement plans as of December 31, 2012 and 2011.  Plan assets and obligations have been measured as of December 31, 2012 and 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

			Other Post-Retirement
	Pension Benefits		Benefits
	2012	2011	2012	2011
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$792,101	$776,131	$122,382	$130,633
Net transfer in due to acquistion of the Gas Companies	-	-	-	-
Service cost	12,032	12,574	1,604	2,164
Interest cost	41,470	40,484	6,246	6,634
Participant contributions	-	-	1,305	3,020
Actuarial (gain) loss	149,088	5,492	12,500	(9,072)
Benefits paid (including expenses)	(44,083)	(42,580)	(7,350)	(10,997)
Benefit obligation at end of year	$950,608	$792,101	$136,687	$122,382

Change in Plan Assets:
Fair value of plan assets at beginning of year	$548,122	$502,327	$37,573	$40,762
Net transfer in due to acquistion of the Gas Companies	-	-	-	-
Actual return on plan assets	71,595	13,848	4,092	501
Employer contributions	49,427	74,542	-	-
Participant contributions	-	-	1,305	3,020
Benefits paid (including expenses)	(44,083)	(42,596)	(4,430)	(6,711)
Fair value of plan assets at end of year	$625,061	$548,121	$38,540	$37,572

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$325,547	$243,980	$98,147	$84,810

Amounts Recognized in the Statement of Financial Position consist of:
Non-current assets	$-	$-	$-	$-
Current liabilities	$3,488	$914	$214	$194
Non-current liabilities	$322,059	$243,065	$97,933	$84,615

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	$-	$-	$392
Prior service cost	859	1,506	45	(23)
Net (gain) loss	244,032	134,838	19,643	9,847
Total recognized as a regulatory asset	$244,891	$136,344	$19,688	$10,216

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$950,608	$776,133	N/A	N/A
Accumulated benefit obligation	$858,803	$709,235	N/A	N/A
Fair value of plan assets	$625,060	$532,595	N/A	N/A

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plans)	4.25%	5.30%	N/A	N/A
Discount rate (Non-Qualified Plans)	4.00%	5.05%	N/A	N/A
Discount rate (Other Post-Retirement Benefits)	N/A	N/A	4.00-4.25%	5.05-5.30%
Average wage increase	3.50-3.80%	3.50-3.80%	N/A	N/A
Health care trend rate (current year)	N/A	N/A	7.50%	8.00%
Health care trend rate (2019-2028 forward)	N/A	N/A	5.00%	5.00%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of net periodic benefit cost are:

	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2012	2011	2010	2012	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$12,032	$12,574	$7,675	$1,604	$2,164	$1,450
Interest cost	41,470	40,484	22,702	6,246	6,634	4,285
Expected return on plan assets	(44,874)	(42,588)	(20,739)	(2,503)	(2,965)	(1,910)
Amortization of:
Prior service costs	647	643	646	(69)	(101)	(103)
Transition obligation (asset)	-	-	-	392	1,020	1,058
Actuarial (gain) loss	13,173	14,032	(23,978)	965	2,008	690
Net periodic benefit cost	$22,448	$25,145	$(13,694)	$6,635	$8,760	$5,470

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Net (gain) loss	$122,368	$34,524	$21,425	$10,760	$(6,608)	$2,173
Amortization of:
Prior service costs	(647)	(626)	(646)	69	101	103
Transition obligation (asset)	-	-	-	(392)	(1,020)	(1,058)
Actuarial (gain) loss	(13,173)	(14,032)	23,978	(965)	(2,008)	(690)
Total recognized as regulatory asset	$108,548	$19,866	$44,757	$9,472	$(9,535)	$528

Total recognized in net periodic benefit costs and regulatory asset	$130,996	$45,011	$31,063	$16,107	$(775)	$5,998

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the period January 1, 2012 - December 31, 2012:
Amortization of transition obligation	$-	$-	$-	$-	$392	$1,020
Amortization of prior service cost	605	647	643	(50)	(69)	(101)
Amortization of net (gain) loss	20,808	13,173	14,032	1,939	965	2,008
Total estimated amortizations	$21,413	$13,820	$14,675	$1,889	$1,288	$2,927

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.05-5.30%	5.10-5.35%	5.00-5.35%	5.05-5.30%	5.15-5.30%	5.00-5.30%
Average wage increase	3.50-3.80%	3.50-3.80%	3.80-4.00%	N/A	N/A	N/A
Return on plan assets	7.75-8.00%	8.25-8.50%	8.25-8.50%	5.56-8.00%	5.86-8.25%	5.89-8.25%
Health care trend rate (current year)	N/A	N/A	N/A	8.00%	7.80-8.50%	8.10-8.50%
Health care trend rate (2019 forward)	N/A	N/A	N/A	5.00%	4.50-5.00%	4.50-5.00%

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$836	$(676)
Accumulated post-retirement benefit obligation	$12,162	$(10,000)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
		Postretirement
Year	Pension Benefits	Benefits
	(In Thousands)
2013	$49,350	$7,446
2014	$48,447	$7,593
2015	$49,385	$7,713
2016	$49,625	$7,750
2017	$50,484	$7,903
2018-2022	$265,991	$40,146

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

The KSOP, in which substantially all of UIL Holdings’ and UI’s employees are eligible to participate, enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives.  Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP.  For union employees, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred.  The maximum match is 4% of annual salary.  For non-union employees, the matching contribution to the KSOP is 100% of the first 2% of employee compensation deferred and 50% of the next 2% deferred.  All matching contributions are made in the form of UIL Holdings’ common stock.  Matching contributions to the KSOP during 2012, 2011 and 2010 were $3.3 million, $2.6 million and $2.4 million, respectively.  UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid.

The Gas Companies have several 401(k) plans in which substantially all of its employees are eligible to participate.  Employees may defer a portion of the compensation and invest in various investment alternatives.  Matching contributions are made in the form of cash and are dependent on the specific provisions of each of the plans.  The matching expense related to the Gas Companies for UIL Holdings for 2012 and 2011 were $1.6 million and $2.0 million and was immaterial for the post-acquisition period in 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(H)  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, UI received cash distributions from GenConn.   See Note (A) “Business Organization and Statement of Accounting Policies – Equity Investments.”

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space. UIL Holdings’ lease payments for this office space for the years ended December 31, 2012, 2011 and 2010 totaled $4.8 million, $11.4 million and $10.8 million, respectively.  The decrease in lease payments in 2012 is due to a reduction in office space utilized by UIL Holdings headquarters.

Interest income related to a promissory note from UI to GenConn, which was converted to an equity investment in July 2011, is included in “Other Income and (Deductions), net” in the accompanying Consolidated Statements of Income, in the amounts of $1.2 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively.

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

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, land, railroad rights of way and a wide variety of equipment.  The future minimum lease payments under these operating leases are estimated to be as follows:

(In Thousands)
2013	$4,591
2014	3,686
2015	3,181
2016	3,196
2017	3,189
2018-after	42,313
$60,156

Rental payments charged to operating expenses in 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Rental payments	$14,548	$17,949	$13,997
Less: Sublease rental payments received	241	1,148	1,120
Rental payments charged to operating expenses	$14,307	$16,801	$12,877

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(J)  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, UIL Holdings and its subsidiaries are involved in various proceedings, including legal, tax, regulatory and environmental matters, which require management’s assessment to determine the probability of whether a loss will occur and, if probable, an estimate of probable loss.  When assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated, UIL Holdings accrues a reserve and discloses the reserve and related matter.  UIL Holdings discloses matters when losses are probable but for which an estimate is reasonably possible.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances and any resulting need to adjust existing reserves or record additional reserves.

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of December 31, 2012.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of groundwater monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At December 31, 2012, UI has regulatory approval to recover in future rates (through the CTA) its $11.1 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In September 2010, the Court issued its decision and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001.  In May 2012, the United States Court of Appeals affirmed the September 2010 United States Court of Federal Claims award and in August 2012 the DOE filed a petition for rehearing with the appellate court which was subsequently denied.  Connecticut Yankee has received payment of the damage award and, in light of its ownership share, UI will receive approximately $3.8 million of such award which will be refunded to customers.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Site Decontamination, Demolition and Remediation Costs

In June 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) to transfer title of UI’s Steel Point property to the City.  Pursuant to a Memorandum of Understanding (MOU) among UI, the City, and the City’s selected developer for the property, the City and the developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or the developer has indemnified UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  The MOU provides that there is no indemnity for liability related to contaminated harbor sediments, and UI is not aware of any such claims.  UI would seek to recover any uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in PURA’s July 2006 decision.

A site on the Mill River in New Haven was conveyed in 2000 by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  As of December 31, 2012, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability and of what remediation activity remains to be undertaken at the site.  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the property and (ii) an order directing UI to investigate and remediate the property.  In May 2012, UI filed an answer and counterclaims, and the plaintiffs filed an answer to UI’s counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act.  On October 12, 2012, the motion for summary judgment was denied without prejudice.  UI’s knowledge of the current conditions at the site is insufficient to make a reasonable update of the original $1.9 million remediation estimate.  UIL Holdings cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2012.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns property on Housatonic Avenue in Bridgeport, CT, a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2012, no liability related to this claim has been recorded.

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  SCG may be subject to remediation expenses for part of the site, which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2012, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2012, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  Evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on an adjacent property is complete.  Installation of land based containment systems was completed in 2012.  River sediments, stream bank and adjacent properties are scheduled for remediation in 2013.    After completion of the additional remedial activities, there will be ongoing monitoring and reporting to the MDEP that will continue on the site for the foreseeable future.  UIL Holdings estimates that expenses will most likely amount to $4.5 million and has recorded a liability and offsetting regulatory asset for such expenses as of December 31, 2012.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, MA that was used for gas manufacturing operations.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  GE filed suit against Berkshire in 2000 seeking reimbursement of and contribution toward costs incurred by GE in responding to releases of hazardous substances attributed to Berkshire’s predecessor at the East Street Site.  Berkshire was found liable to GE under the federal Comprehensive Environmental Response, Compensation and Liability Act and the Massachusetts Oil and Hazardous Materials Release Prevention and Response Act for costs that GE has and will incur in response to historic releases attributed to Berkshire’s predecessor.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  Pursuant to an agreement signed in July 2012,  by Berkshire and GE, Berkshire paid GE approximately $0.9 million for its share of remediation expenses incurred by GE at the East Street Site from 2006 through 2010.  Berkshire expects that it and GE will continue to operate under the terms of the Settlement Agreement in connection with the East Street Site.  As of December 31, 2012, UIL Holdings has accrued approximately $2.0 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed lawsuits in Connecticut state court on September 22, 2009, March 23, 2009 and January 25, 2010, respectively.  The claims, as revised by the general contractor in October 2011, sought payment for change order requests of approximately $33.3 million, a 10% general contractor mark-up on any approved subcontractor change order claims (approximately $2.3 million), interest, costs, and attorneys' fees.  In December 2011, UI settled claims brought by the two subcontractors and their respective lawsuits were dismissed with prejudice.  The claim by the general contractor was not settled and UI is vigorously defending the litigation.  Based on the settlement of the subcontractors’ claims, and after the completion of evidence in the state court trial, UI estimates that the general contractor’s claims have been reduced to approximately $7.7 million, exclusive of the contractor’s claims for interest, costs, and attorneys’ fees.

UI also is pursuing an indemnification claim against the general contractor. The trial on the general contractor’s claims and UI’s indemnification claim concluded in December 2012.  Post-trial briefing and oral argument are scheduled to be completed in the first quarter of 2013.  A decision by the judge could be issued as early as the second quarter of 2013.  UI expects to recover amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements. In October 2012, the general contractor filed a complaint against UI with the FERC alleging that UI’s inclusion of certain costs incurred by UI in connection with the Middletown/Norwalk Transmission Project were not reasonably and/or prudently incurred and/or were not incurred in good faith by UI, and subsequently filed an amended complaint. UI vigorously defended against these allegations, pursuant to FERC rules of practice. On February 21, 2013, FERC dismissed the complaint, without prejudice.

Purchase and Sale Agreement

As part of its plan to consolidate operations and office personnel, in July 2011, UI entered into an agreement for the sale of the Electric System Work Center (ESWC) located at 801 Bridgeport Avenue in Shelton, CT for approximately $10.2 million.   Prior to the expiration of the due diligence period, the buyer requested a price reduction and certain other changes to the agreement.  The parties were unable to reach an agreement and in November 2012, the buyer sent UI notice terminating the agreement.  UI expects to return or recover any gain or loss, respectively, that may result from the future sale of the property through the regulatory process.

(K) FAIR VALUE MEASUREMENTS

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012	(In Thousands)
Assets:
Contracts for differences	$-	$-	$78,838	$78,838
Weather insurance contracts	-	-	1,000	1,000
Noncurrent investments available for sale	9,902	-	-	9,902
Deferred Compensation Plan	3,745	-	-	3,745
Supplemental retirement benefit trust life insurance policies	-	6,438	-	6,438
	$13,647	$6,438	$79,838	$99,923

Liabilities:
Contracts for differences	$-	$-	$255,443	$255,443
Long-term debt	-	1,886,440	-	1,886,440
	$-	$1,886,440	$255,443	$2,141,883

Net fair value assets/(liabilities), December 31, 2012	$13,647	$(1,880,002)	$(175,605)	$(2,041,960)

December 31, 2011
Assets:
Contracts for differences	$-	$-	$83,942	$83,942
Weather insurance contracts	-	-	3,512	3,512
Noncurrent investments available for sale	9,152	-	-	9,152
Deferred Compensation Plan	3,739	-	-	3,739
Supplemental retirement benefit trust life insurance policies	-	5,655	-	5,655
	$12,891	$5,655	$87,454	$106,000

Liabilities:
Contracts for differences	$-	$-	$268,035	$268,035
Long-term debt	-	1,715,724	-	1,715,724
	$-	$1,715,724	$268,035	$1,983,759

Net fair value assets/(liabilities), December 31, 2011	$12,891	$(1,710,069)	$(180,581)	$(1,877,759)

The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2012 or December 31, 2011 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  For information regarding the determination of the fair value of the weather insurance contracts, see Note (A) “Business Organization and Statement of Accounting Policies – Derivatives.”  Additional quantitative information about Level 3 fair value measurements is as follows:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	0.78% - 1.54%
	Discount rate	1.18% - 1.48%
	Forward pricing ($ per MW)	$1.40 - $9.83

Weather insurance contracts	Heating degree days	4,625 - 4,904

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

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of December 30, 2012 and December 31, 2011 in the active markets for the various funds within which the assets are held.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2012 and 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Year Ended
December 31, 2012
(In Thousands)

Net derivative assets/(liabilities), December 31, 2011	$(180,581)
Unrealized gains and (losses), net
Included in earnings	3,488
Included in regulatory assets/(liabilities)	7,488
Settlements	(6,000)
Net derivative assets/(liabilities), December 31, 2012	$(175,605)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2012	$7,488

Year Ended
December 31, 2011
(In Thousands)

Net derivative assets/(liabilities), December 31, 2010	$(108,618)
Unrealized gains and (losses), net
Included in earnings	3,090
Included in other comprehensive income	64
Included in regulatory assets/(liabilities)	(75,117)
Net derivative assets/(liabilities), December 31, 2011	$(180,581)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2011	$(71,963)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the years ended December 31, 2012 and 2011.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Year Ended
December 31, 2012
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2011	$184,093
Unrealized (gains) and losses, net	(7,488)
Net regulatory assets/(liabilities), December 31, 2012	$176,605

Year Ended
December 31, 2011
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2010	$108,976
Unrealized (gains) and losses, net	75,117
Net regulatory assets/(liabilities), December 31, 2011	$184,093

The following tables set forth the fair values of UIL Holdings’ pension and OPEB assets that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012	(In Thousands)

Pension assets
Cash and cash equivalents	$1,606	$-	$-	$1,606
Mutual funds	-	595,772	-	595,772
Hedge fund	-	-	27,683	27,683
	1,606	595,772	27,683	625,061
OPEB assets
Mutual funds	38,540	-	-	38,540
	38,540	-	-	38,540

Fair value of plan assets, December 31, 2012	$40,146	$595,772	$27,683	$663,601

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011	(In Thousands)

Pension assets
Cash and cash equivalents	$27,204	$-	$-	$27,204
Mutual funds	-	520,917	-	520,917
	27,204	520,917	-	548,121

OPEB assets
Mutual funds	37,572	-	-	37,572
	37,572	-	-	37,572

Fair value of plan assets, December 31, 2011	$64,776	$520,917	$-	$585,693

The determination of fair value of the Level 1 and Level 2 pension and OPEB assets was based on quoted prices, as of December 31, 2012 and 2011, in the active markets for the various funds within which the assets are held.  The determination of fair value of the Level 3 pension assets was based on the Net Asset Value (NAV) provided by the managers of the underlying fund investments and the unrealized gains and losses.  The NAV provided by the managers typically reflect the fair value of each underlying fund investment. Changes in the fair value of pension benefits and OPEB are accounted for in accordance with ASC 715 Compensation – Retirement Benefits as discussed in Note (G) “Pension and Other Benefits”.

The following tables set forth a reconciliation of changes in the fair value of the assets above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2012 and 2011.

Year Ended
December 31, 2012
(In Thousands)
Pension assets-Level 3, December 31, 2011	$-
Unrealized/Realized gains and (losses), net	479
Purchases	27,204
Pension assets-Level 3, December 31, 2012	$27,683

Year Ended
December 31, 2011
(In Thousands)

Pension assets-Level 3, December 31, 2010	$390
Unrealized/Realized gains and (losses), net	(6)
Settlements	(384)
Pension assets-Level 3, December 31, 2011	$-

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2012 and 2011 are set forth below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In Thousands, Except Per Share Amounts)
2012
Operating Revenues	$458,338	$283,508	$323,809	$420,846
Operating Income	$87,461	$36,507	$39,126	$67,496
Net Income attributable to UIL Holdings	$47,050	$11,999	$15,749	$28,839

Earnings Per Share of Common Stock – Basic: (1)	$0.93	$0.24	$0.31	$0.57

Earnings Per Share of Common Stock – Diluted: (2)	$0.92	$0.23	$0.31	$0.56

2011
Operating Revenues	$561,053	$314,049	$321,427	$373,565
Operating Income	$99,815	$40,224	$34,253	$45,090
Net Income attributable to UIL Holdings	$52,044	$14,156	$12,180	$21,276

Earnings Per Share of Common Stock – Basic: (1)	$1.03	$0.28	$0.24	$0.42

Earnings Per Share of Common Stock – Diluted: (2)	$1.02	$0.28	$0.24	$0.42

(1)	Based on weighted average number of shares outstanding each quarter.
(2)	Based on weighted average number of shares outstanding each quarter. Reflecting the effect of dilutive stock options, performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(M)  SEGMENT INFORMATION

UIL Holdings is organized between Electric Distribution, Electric Transmission and Gas Distribution reporting segments based on several factors including, but not limited to, the nature of each segment’s products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.     The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non-utility activities and unallocated corporate costs, including minority interest investments and administrative costs.  Revenues from inter-segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.

(In Thousands)
	December 31, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$561,148	$222,314	$783,462	$702,887	$152	$1,486,501
Purchased power and gas	154,546	-	154,546	370,234	-	524,780
Operation and maintenance	178,862	43,185	222,047	137,707	(3,477)	356,277
Transmission wholesale	-	79,469	79,469	-	-	79,469
Depreciation and amortization	88,672	14,890	103,562	75,205	2,581	181,348
Taxes - other than income taxes	44,845	26,773	71,618	42,254	165	114,037
Operating Income	94,223	57,997	152,220	77,487	883	230,590

Other Income and (Deductions), net	16,562	3,945	20,507	4,071	668	25,246

Interest Charges, net	28,308	12,941	41,249	28,001	23,292	92,542

Income Before Income Taxes and Equity Earnings	82,477	49,001	131,478	53,557	(21,741)	163,294
Income Taxes	45,091	17,025	62,116	21,305	(8,555)	74,866
Income Before Equity Earnings	37,386	31,976	69,362	32,252	(13,186)	88,428
Income from Equity Investments	15,273	-	15,273	-	-	15,273
Net Income (Loss)	52,659	31,976	84,635	32,252	(13,186)	103,701
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	64	-	64
Net Income (Loss) attributable to UIL Holdings	$52,659	$31,976	$84,635	$32,188	$(13,186)	$103,637

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total (2)
Total Assets at December 31, 2012	$-	$-	$2,875,765	$1,994,291	$90,042	$4,960,098

(1)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column.  Net plant in service is segregated by segment and, as of December 31, 2012, was $1,058.6 million and $607.8 million for Distribution and Transmission, respectively.

(2)	Includes $266.2 million of goodwill in the Gas Distribution segment as of December 31, 2012.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(M)  SEGMENT INFORMATION (Continued)
(In Thousands)

	December 31, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$599,153	$198,503	$797,656	$772,315	$123	$1,570,094
Purchased power and gas	180,149	-	180,149	429,079	-	609,228
Operation and maintenance	216,361	32,027	248,388	133,126	300	381,814
Transmission wholesale	-	77,997	77,997	-	-	77,997
Depreciation and amortization	83,725	12,690	96,415	70,694	353	167,462
Taxes - other than income taxes	45,967	24,736	70,703	43,494	14	114,211
Operating Income (Loss)	72,951	51,053	124,004	95,922	(544)	219,382

Other Income and (Deductions), net	14,697	6,651	21,348	6,571	(987)	26,932

Interest Charges, net	30,489	13,235	43,724	28,939	22,722	95,385

Income Before Income Taxes and Equity Earnings	57,159	44,469	101,628	73,554	(24,253)	150,929
Income Taxes	30,865	13,186	44,051	29,721	(11,271)	62,501
Income Before Equity Earnings	26,294	31,283	57,577	43,833	(12,982)	88,428
Income from Equity Investments	11,282	-	11,282	-	-	11,282
Net Income (Loss)	37,576	31,283	68,859	43,833	(12,982)	99,710
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	54	-	54
Net Income (Loss) attributable to UIL Holdings	$37,576	$31,283	$68,859	$43,779	$(12,982)	$99,656

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total (2)
Total Assets at December 31, 2011	$-	$-	$2,716,460	$1,953,079	$75,070	$4,744,609

	December 31, 2010
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$667,737	$191,810	$859,547	$138,105	$14	$997,666
Purchased power and gas	242,268	-	242,268	81,428	-	323,696
Operation and maintenance	210,646	27,699	238,345	19,297	640	258,282
Transmission wholesale	-	72,169	72,169	-	-	72,169
Depreciation and amortization	96,007	12,402	108,409	5,492	45	113,946
Taxes - other than income taxes	44,206	27,435	71,641	7,054	7	78,702
Acquisition-related costs	-	-	-	-	25,572	25,572
Operating Income (Loss)	74,610	52,105	126,715	24,834	(26,250)	125,299

Other Income and (Deductions), net	13,101	2,939	16,040	107	1,115	17,262

Interest Charges, net	28,539	12,034	40,573	4,014	9,111	53,698

Income Before Income Taxes and Equity Earnings	59,172	43,010	102,182	20,927	(34,246)	88,863
Income Taxes	25,026	14,682	39,708	8,026	(12,450)	35,284
Income Before Equity Earnings	34,146	28,328	62,474	12,901	(21,796)	53,579
Income from Equity Investments	1,278	-	1,278	-	-	1,278
Net Income (Loss)	35,424	28,328	63,752	12,901	(21,796)	54,857
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	3	-	3
Net Income (Loss) attributable to UIL Holdings	$35,424	$28,328	$63,752	$12,898	$(21,796)	$54,854

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total (2)
Total Assets at December 31, 2010	$-	$-	$2,383,057	$2,050,332	$48,449	$4,481,838

(1)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column. Net plant in service is segregated by segment and, as of December 31, 2011, was $1,029.8 million and $495.8 million for Distribution and Transmission, respectively. As of December 31, 2010, net plant in service was $820.9 million and $512.2 million for Distribution and Transmission, respectively.

(2)	Includes $266.8 million and $298.9 million of goodwill in the Gas Distribution segment as of December 31, 2011 and 2010, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the Company) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Boston, Massachusetts
February 21, 2013

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Management designed its disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2012.  As of December 31, 2012, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management of UIL Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  UIL Holdings’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of UIL Holdings; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (3) provide reasonable assurance that receipts and expenditures of UIL Holdings are being made only in accordance with authorization of management and directors of UIL Holdings; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2012.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of December 31, 2012, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, “Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm,” of this Form 10-K.

Item 9B. Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “Proposal No. 1 - ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings) definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 14, 2013, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2013, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS OF UIL HOLDINGS,” following Part I, Item 4 of this Form 10-K.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11.  Executive Compensation.

The information appearing under the captions  “REPORT OF THE COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE,” “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “PENSION BENEFITS,” and “DIRECTORS COMPENSATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 14, 2013, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2013, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS,”  “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” and “EQUITY COMPENSATION PLAN INFORMATION” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 14, 2013, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2013, is incorporated by reference in partial answer to this item.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS AND CODES OF CONDUCT,” and “INFORMATION REGARDING THE BOARD OF DIRECTORS – DIRECTOR INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 14, 2013, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2013, is incorporated by reference in answer to this item.

Item 14.  Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 14, 2013, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2013, is incorporated by reference in answer to this item.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a)	1.	Financial Statements (see Item 8):

Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheet, December 31, 2012 and 2011

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Report of independent registered public accounting firm

2.	Financial Statement Schedule (see S-1):

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

3.	Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) and/or The United Illuminating Company (Commission File Number 1-6788), are hereby incorporated by reference as exhibits to this report.

(b)	Exhibits:

Exhibit No.	Description

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

4.8
Note Purchase Agreement, dated August 29, 2011, for 3.88% and 5.39% Medium-Term Notes (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

4.9	Thirty-First Supplemental Indenture, dated November 1, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

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

10.4a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.5*
Amended and Restated UIL Holdings Corporation Change In Control Severance Plan dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

Exhibit No.	Description

10.6*
Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000).

10.7*	Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 16, 2008.

10.8*
UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2000).

10.9*
Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

10.10a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.11*
Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.11a*
First Amendment, dated November 18, 2004, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.11b*
Second Amendment, dated November 28, 2005, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.11c*
Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.11d*
Fourth Amendment, dated March 4, 2011, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated here in by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2011).

Exhibit No.	Description

10.12*
Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.13*
UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.14*
UIL Holdings Corporation Deferred Compensation Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.15*
UIL Holdings Corporation Deferred Compensation Plan Non-Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.16*
The United Illuminating Company Supplemental Executive Retirement Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.17*
The United Illuminating Company Supplemental Executive Retirement Plan Non-Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.18
Agreement effective March 24, 2010, between the Southern Connecticut Gas Company and Local 12000, the United Steelworkers of America (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.19
Agreement effective December 1, 2009, between the Connecticut Natural Gas Corporation and Local 12924, the Connecticut Independent Utility Workers (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.20
Agreement effective March 5, 2010, between The Berkshire Gas Company and Local 12325, the United Steelworkers, AFL-CIO-CLC (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.21
Agreement effective April 1, 2011, between the Connecticut Natural Gas Corporation and Local 380, the Utility Workers Union of America (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011).

Exhibit No.	Description

10.22	UIL Holdings Corporation 2012 Non-Qualified Employee Stock Purchase Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

10.22a
UIL Holdings Corporation 2012 Non-Qualified Employee Stock Purchase Plan, as amended through April 10, 2012 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2012).

10.23
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

10.24
$105,000,000 Credit Agreement, dated as of January 13, 2012, among The United Illuminating Company, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent and the banks named therein (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2012).

10.25
$100,000,000 Credit Agreement, dated October 31, 2012, among UIL Holdings Corporation, as borrower, JPMorgan Chase Bank, as Administrative Agent, and the banks named therein (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2012).

10.26	Amended and Restated UIL Holdings Corporation Deferred Compensation Plan Non-Grandfathered Benefit Provisions dated January 1, 2013.

14
UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003).

21.1	List of Subsidiaries of UIL Holdings Corporation (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

Exhibit No.	Description

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the years ended December, 31 2012, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements.

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

UIL HOLDINGS CORPORATION
Date: February 21, 2013	By: /s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 21, 2013
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 21, 2013
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and	February 21, 2013
(Steven P. Favuzza)	Controller
(Principal Accounting Officer)

/s/ Thelma R. Albright	Director	February 21, 2013
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 21, 2013
(Arnold L. Chase)

/s/ Betsy Henley-Cohn	Director	February 21, 2013
(Betsy Henley-Cohn)

/s/ Suedeen G. Kelly	Director	February 21, 2013
(Suedeen G. Kelly)

/s/ John L. Lahey	Director	February 21, 2013
(John L. Lahey)

/s/ Daniel J. Miglio	Director	February 21, 2013
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 21, 2013
(William F. Murdy)

/s/ Donald R. Shassian	Director	February 21, 2013
(Donald R. Shassian)

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011 and 2010
(Thousands of Dollars)

Col. A.		Col. B.	Col. C.	Col. D.		Col. E.		Col. F.
				Additions
		Balance at		Charged to	Charged to			Balance at
		Beginning	Acquired	Costs and	Other			End
Classification		of Period	Balance	Expenses	Accounts	Deductions		of Period

RESERVE DEDUCTION FROM
ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible
accounts (consolidated):
	2012	$10,939	$-	$36,850	$-	$35,922	(A)	$11,867
	2011	$10,571	$-	$32,829	$-	$32,461	(A)	$10,939
	2010	$4,500	$9,051	$17,479	$-	$20,459	(A)	$10,571

(A) Accounts written off, net of recoveries

S-1