Form 10-Q
period 2013-03-31
UIL HOLDINGS CORP
filed 2013-05-02
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Yes ☐           No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of April 29, 2013 was 50,698,899.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2013	2012

Operating Revenues	$548,039	$457,818

Operating Expenses
Operation
Purchased power	38,489	40,658
Natural gas purchased	219,267	150,805
Operation and maintenance	89,259	85,687
Transmission wholesale	18,818	16,048
Depreciation and amortization (Note F)	50,107	46,559
Taxes - other than income taxes (Note F)	35,866	30,600
Total Operating Expenses	451,806	370,357
Operating Income	96,233	87,461

Other Income and (Deductions), net (Note F)	5,361	8,917

Interest Charges, net
Interest on long-term debt	21,686	21,102
Other interest, net	1,025	1,535
	22,711	22,637
Amortization of debt expense and redemption premiums	601	609
Total Interest Charges, net	23,312	23,246

Income from Equity Investments	3,812	4,487

Income Before Income Taxes	82,094	77,619
Income Taxes (Note E)	30,287	30,543

Net Income	51,807	47,076
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	16	26

Net Income attributable to UIL Holdings	$51,791	$47,050

Average Number of Common Shares Outstanding - Basic	50,888	50,686
Average Number of Common Shares Outstanding - Diluted	51,157	50,985

Earnings Per Share of Common Stock - Basic (Note A)	$1.02	$0.93

Earnings Per Share of Common Stock - Diluted (Note A)	$1.01	$0.92

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(Thousands of Dollars)

	Three Months Ended
	March 31,
	2013	2012

Net Income	$51,807	$47,076
Other Comprehensive Income, net	251	356
Comprehensive Income	52,058	47,432
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	16	26
Comprehensive Income attributable to UIL Holdings	$52,042	$47,406

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2013	2012
Current Assets
Unrestricted cash and temporary cash investments	$20,847	$17,857
Restricted cash	1,838	2,805
Accounts receivable less allowance of $11,579 and $11,867, respectively	293,047	238,986
Unbilled revenues	70,088	83,956
Current regulatory assets (Note A)	128,617	120,935
Natural gas in storage, at average cost	33,660	84,768
Deferred income taxes	36,190	41,605
Refundable taxes	-	1,686
Current portion of derivative assets (Note A)	11,757	12,671
Prepayments	20,616	11,907
Other	11,428	11,507
Total Current Assets	628,088	628,683

Other investments
Equity investment in GenConn (Note A)	128,603	124,799
Other	24,411	23,931
Total Other investments	153,014	148,730

Net Property, Plant and Equipment	2,843,434	2,787,354

Regulatory Assets (future amounts due from customers through the ratemaking process) (Note A)	977,939	1,014,515

Deferred Charges and Other Assets
Unamortized debt issuance expenses	15,985	16,625
Other long-term receivable	1,500	1,501
Derivative assets (Note A)	64,420	67,167
Goodwill	266,205	266,205
Other	12,506	28,587
Total Deferred Charges and Other Assets	360,616	380,085

Total Assets	$4,963,091	$4,959,367

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2013	2012
Current Liabilities
Line of credit borrowings	$153,000	$187,000
Current portion of long-term debt	47,897	48,296
Accounts payable	147,478	189,991
Dividends payable	21,887	21,887
Accrued liabilities	66,080	85,132
Current regulatory liabilities (Note A)	27,049	21,284
Taxes accrued	62,646	18,235
Interest accrued	24,734	22,427
Current portion of derivative liabilities (Note A)	30,860	30,804
Total Current Liabilities	581,631	625,056

Noncurrent Liabilities
Pension accrued	301,386	325,547
Connecticut Yankee contract obligation (Note J)	10,318	11,129
Other post-retirement benefits accrued	97,259	98,147
Derivative liabilities (Note A)	213,733	224,639
Other	50,442	49,506
Total Noncurrent Liabilities	673,138	708,968

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	449,868	462,940

Regulatory Liabilities (future amounts owed to customers through the ratemaking process) (Note A)	510,716	445,156

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,599,066	1,600,354

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	340	340

Common Stock Equity
Common stock	938,611	936,702
Paid-in capital	20,116	20,400
Retained earnings	189,803	159,900
Accumulated other comprehensive income (loss)	(198)	(449)
Net Common Stock Equity	1,148,332	1,116,553

Total Capitalization	2,747,738	2,717,247

Total Liabilities and Capitalization	$4,963,091	$4,959,367

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$51,807	$47,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,708	47,168
Deferred income taxes	(12,500)	6,598
Allowance for funds used during construction (AFUDC) - equity	(2,537)	(2,248)
Stock-based compensation expense (Note A)	2,263	2,830
Pension expense	12,041	8,827
Undistributed (earnings) losses in equity investments	(3,812)	(4,487)
Deferred purchased gas	59,273	27,052
Other non-cash items, net	1,412	(14,928)
Changes in:
Accounts receivable, net	(53,701)	(37,773)
Unbilled revenues	13,868	4,233
Natural gas in storage	51,108	35,468
Prepayments	(8,709)	(2,277)
Accounts payable	(20,850)	(34,229)
Cash distributions received from GenConn	-	4,743
Interest accrued	2,308	1,120
Taxes accrued/refundable, net	46,097	58,830
Accrued liabilities	(18,966)	(13,755)
Accrued pension	(34,167)	(30,186)
Other assets	(1,086)	(3,457)
Other liabilities	(2,404)	(3,801)
Total Adjustments	80,346	49,728
Net Cash provided by Operating Activities	132,153	96,804

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(74,637)	(74,139)
Changes in restricted cash	967	842
Deposits in New England East West Solution (NEEWS) (Note C)	-	(1,270)
Other	39	199
Net Cash (used in) Investing Activities	(73,631)	(74,368)

Cash Flows from Financing Activities
Issuances of long-term debt	-	103,500
Payments on long-term debt	-	(103,500)
Line of credit borrowings (repayments), net	(34,000)	(21,000)
Payment of common stock dividend	(21,887)	(21,836)
Other	355	1,413
Net Cash (used in) Financing Activities	(55,532)	(41,423)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	2,990	(18,987)
Balance at beginning of period	17,857	30,999
Balance at end of period	$20,847	$12,012

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$24,619	$23,853
Plant expenditures funded by deposits in NEEWS	$(18,469)	$-
Deposits in New England East West Solution (NEEWS)	$18,469	$-

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in UIL Holdings Corporation’s (UIL Holdings) Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(A)	BUSINESS ORGANIZATION AND STATEMENT OF ACCOUNTING POLICIES

UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  The primary business of UIL Holdings is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG), and The Berkshire Gas Company (Berkshire, and together with SCG and CNG,  the Gas Companies).

UI is also a party to a joint venture with NRG Energy, Inc. (NRG) pursuant to which it holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively with GCE Holding LLC, GenConn) operates peaking generation plants in Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown).

Basis of Presentation

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

The Income from Equity Investments line item on UIL Holdings Consolidated Statement of Income, which was previously presented below the Income Taxes line item, is now being presented above the Income Taxes line item.

The Company has revised its previously issued annual financial statements for a correction in the 2012 Consolidated Balance Sheet.  The effect of this revision on the balance sheet is a $13.1 million adjustment increasing accounts payable and decreasing accrued liabilities in the Consolidated Balance Sheet as of December 31, 2012.  This adjustment is not considered to be material to previously issued financial statements.  Additionally, certain immaterial amounts that were reported in the Consolidated Balance Sheet and Consolidate Statement of Income in previous periods have been reclassified to conform to the current presentation.

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of March 31, 2013 and December 31, 2012 were as follows:

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	March 31,	December 31,
	2013	2012
	(In Thousands)
Gross derivative assets:
Current Assets	$11,757	$12,671
Deferred Charges and Other Assets	$64,420	$67,167

Gross derivative liabilties:
Current Liabilities	$30,860	$30,804
Noncurrent Liabilities	$213,733	$224,639

Contracts for Differences (CfDs)

Pursuant to Connecticut’s 2005 Energy Independence Act, the Connecticut Public Utilities Regulatory Authority (PURA) solicited bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between the selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, PURA required that UI and The Connecticut Light and Power Company (CL&P) execute long-term contracts with the selected resources.  In August 2007, PURA approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  UI executed two of the contracts and CL&P executed the other two contracts.  The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion, pursuant to the cost-sharing agreement noted above.  As of March 31, 2013, UI has recorded a gross derivative asset of $76.2 million, a regulatory asset of $168.4 million, and a gross derivative liability of $244.6 million ($149.4 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The unrealized gains and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)

Regulatory Assets - Derivative liabilities	$(8,165)	$(7,948)

Regulatory Liabilities - Derivative assets	$-	$(28)

Weather Insurance Contracts

On an annual basis, SCG and CNG assess the need for weather insurance contracts for the winter period of November 1 through April 30 in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG each receive a payment; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG would each be required to make a payment.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In October 2012, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2012 through April 30, 2013.  If temperatures are warmer than normal, SCG and CNG will each receive a payment, up to a maximum of $3 million; however, if temperatures are colder than normal, SCG and CNG will each make a payment of up to a maximum of $2 million.  As of March 31, 2013, the variation from normal weather during the contract period for CNG is not projected to reach the prescribed level stated in the contract.   Accordingly, no amount was accrued by CNG.  As of March 31, 2013, SCG recorded a derivative asset of an immaterial amount as the colder than normal temperatures are projected to slightly exceed the prescribed level stated in the contract.

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

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three month periods ended March 31, 2013 and 2012:

	2013	2012
	(In Thousands, except per share amounts)
Numerator:
Net income	$51,791	$47,050
Less: Net income allocated to unvested units	71	97
Net income attributable to common shareholders	$51,720	$46,953

Denominator:
Basic average number of shares outstanding	50,888	50,686
Effect of dilutive securities	269	299
Diluted average number of shares outstanding	51,157	50,985

Earnings per share:
Basic	$1.02	$0.93
Diluted	$1.01	$0.92

All outstanding options to purchase shares of common stock during the three-month periods ending March 31, 2013 and 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were lower than the average market price of UIL Holdings’ common shares during such period.

Equity Investments

UI is party to a 50-50 joint venture with NRG in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $128.6 million and $124.8 million as of March 31, 2013 and December 31, 2012, respectively.

UI’s pre-tax income from its equity investment in GenConn was $3.8 million and $4.5 million for the three month periods ended March 31, 2013 and 2012, respectively.  The decline in 2013 earnings compared to 2012 is primarily due to the absence in the first quarter 2013 of non-recurring adjustments recorded in the first quarter of 2012 largely relating to 2011.  UI did not receive any cash distributions from GenConn during the three month period ended March 31, 2013.  During the three month period ended March 31, 2012, UI received cash distributions from GenConn of $4.7 million.  As of March 31, 2013, the undistributed earnings from UI’s equity investment in GenConn were approximately $3.9 million.  UI received distributions of $5.3 million from GenConn in April of 2013.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of March 31, 2013 and December 31, 2012 included the following:

	Remaining	March 31,	December 31,
	Period	2013	2012
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$247,386	$252,498
Connecticut Yankee	3 years	10,318	11,129
Unamortized redemption costs	8 to 20 years	11,903	12,103
Pension and other post-retirement benefit plans	(b)	452,465	458,019
Environmental remediation costs	4 to 5 years	14,752	14,772
Hardship programs	(c)	22,897	29,852
Debt premium	1 to 24 years	39,251	41,016
Deferred purchased gas	(d)	-	12,444
Unfunded future income taxes	(e)	22,667	17,319
Contracts for differences	(f)	168,432	176,597
Excess generation service charge	(g)	15,344	8,864
Deferred transmission income/expense	(h)	24,989	21,379
Storm costs	(i)	53,333	52,009
Other	(j)	22,819	27,449
Total regulatory assets		1,106,556	1,135,450
Less current portion of regulatory assets		128,617	120,935
Regulatory Assets, Net		$977,939	$1,014,515

Regulatory Liabilities:
Accumulated deferred investment tax credits	30 years	$4,575	$4,612
Income taxes due principally to book-tax differences	(j)	45,202	41,928
Deferred gain on sale of property	(a)	37,933	37,933
Middletown/Norwalk local transmission network service collections	36 years	21,832	21,975
Pension and other post-retirement benefit plans	1 to 7 years	14,006	15,016
Deferred purchased gas	(d)	46,829	-
Deferred income taxes	(e)	45,778	41,816
Asset retirement obligation	(k)	4,751	4,995
Low income programs	(l)	20,839	17,651
Asset removal costs	(j)	255,149	243,854
Other	(j)	40,871	36,660
Total regulatory liabilities		537,765	466,440
Less current portion of regulatory liabilities		27,049	21,284
Regulatory Liabilities, Net		$510,716	$445,156

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in the fourth quarter of 2013.  The remaining balances will be fully offset by amounts primarily included in income taxes, due principally to book-tax differences.
(b) Asset life is dependent upon timing of final pension plan distribution; balance is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits." See Note (G) “Pension and Other Benefits” for additional information.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(c) Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(d) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(e) The balance will be extinguished when the asset or liability has been realized or settled, respectively.
(f) Asset life is equal to delivery term of related contracts (which vary from approximately 7 - 14 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K).
(g) Working capital allowance for generation service charge; this amount fluctuates based upon cash inflows and outflows in a given period.
(h) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(i) Storm costs include accumulated costs for major storms occurring from January 2009 forward. UI is seeking recovery of these costs in its rate proceeding discussed in Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Rates.”
(j) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities.
(k) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(l) Various hardship and payment plan programs approved for recovery.

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), a target amount of 101,150 performance shares was granted to certain members of management in March 2013; the average of the high and low market price on the grant date was $38.73 per share.

Also in March 2013, UIL Holdings granted a total of 2,033 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $38.73 per share.  Such shares vest in equal annual installments over a five year period.

Total stock-based compensation expense for the three month periods ended March 31, 2013 and 2012 was $2.3 million and $2.8 million, respectively.

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

UIL Holdings has identified the entities for which UI is required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) as VIEs.  In assessing these contracts for VIE identification and reporting purposes, UIL Holdings has aggregated the contracts based on similar risk characteristics and significance to UI.  UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these entities.  UI’s exposure to loss is primarily related to the purchase and resale of the RECs, but, any losses incurred are recoverable through electric rates.  For further discussion of RECs, see Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – New Renewable Source Generation.”

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(B)	CAPITALIZATION

Common Stock

UIL Holdings had 50,698,899 shares of its common stock, no par value, outstanding at March 31, 2013.

(C)	REGULATORY PROCEEDINGS

In November 2012, pursuant to PA 12-148, PURA opened a docket to investigate UI’s and the Gas Companies’ performance in restoring service following Superstorm Sandy, which passed through Connecticut in October 2012.  Hearings are scheduled for the second quarter of 2013 with a final decision expected in the third quarter of 2013.

Electric Distribution and Transmission

Superstorm Sandy caused extensive damage to the electric system in UI's service territory and resulted in approximately 284,000 customer outages.  In accordance with PURA regulatory decisions and past storm cost guidance, UI has established a regulatory asset for its storm-related expense.  As of March 31, 2013, UI’s estimate of the cost of repairing the damage resulting from the storm and restoring service to customers is approximately $35.2 million, of which approximately $13.4 million has been capitalized as property plant and equipment and the remainder as a regulatory asset.  UI is seeking recovery of these costs in its rate proceeding discussed below.

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  The changes are designed to produce additional distribution revenues of approximately $69 million in rate year one (from July 1, 2013 through June 30, 2014) and an additional $26 million in rate year two (from July 1, 2014 through June 30, 2015).  For rate year one, these additional revenues represent an increase of approximately 8.7% over the total revenues that would be expected under current rate schedules and projected sales on a total bill basis.  For rate year two, the additional revenues represent an increase of approximately 3.0% over rate year one revenues.  Included in this request is the initiation of the recovery of UI’s storm regulatory asset of approximately $52 million for previously incurred storm costs not included in rates.  UI’s application proposes a six-year recovery period for these costs along with the establishment of a storm reserve of $2 million per year to help address future storm costs, and the ability to defer additional storm costs above the reserve amount as a regulatory asset for recovery in a future proceeding.  UI does not currently have a storm reserve funded in rates.  In addition, UI proposes to use revenue from other sources, such as the 2010 and 2012 earning sharing amounts owed to customers along with anticipated excess CTA revenue collections, to recover increased distribution revenue requirements through the end of 2013, which allows the implementation of the proposed distribution rate increase to be deferred until January 1, 2014 coincident with the expiration of the CTA.  PURA is expected to issue a final decision on August 14, 2013, which would put amended rates into effect on that date.

UI’s allowed distribution return on equity (ROE) established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows UI to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which was proposed to be collected from customers beginning in the first quarter of 2013, pending PURA approval.  On April 4, 2013, UI filed its 2012 rate year decoupling results.  The 2012 decoupling results included an adjustment of approximately $6.4 million.  As PURA has not issued a decision on the 2011 decoupling results filing, UI has proposed that the results of the 2011 and 2012 decoupling filings be combined into one rate adjustment to be collected from customers over a 12-month period beginning in the fourth quarter of 2013.  PURA is expected to rule on this filing in the third quarter of 2013.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through June 30, 2013.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Approval for the Issuance of Debt

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  UI is authorized to use the proceeds from the sale of the Proposed Notes for the following purposes:  (1) to finance capital expenditures; (2) the repayment of an equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, which were remarketed in the municipal bond market in February 2012 and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which was issued in July 2010, $103.5 million of which was issued in January 2012 and $100 million of which was issued in April 2012.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2013, UI would have had to post an aggregate of approximately $8.7 million in collateral.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase RECs from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address these requirements and in April 2012, PURA approved the program.  In October 2012, UI received PURA approval for executed REC purchase contracts totaling up to approximately $1.5 million annually in payments for 15 year delivery terms commencing in 2013.  On January 8, 2013, UI opened a tariff-based application process to procure RECs from small renewable projects, and on March 20, 2013, UI entered into REC purchase contracts totaling approximately $0.5 million annually in payments for 15 year delivery terms commencing in 2013 and 2014. Additionally, UI has offered contracts totaling an immaterial amount to small renewable projects to replace projects that were recently selected, but unable to proceed to contract.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

PA 11-80 also allows for the development of up to 30 MW of grid-connected renewable energy.  Under PA 11-80, regulated electric utility companies are permitted to submit a proposal to the Connecticut Department of Energy and Environmental Protection (DEEP) to build, own or operate one or more generation facilities up to 10 MWs using Class 1 renewable energy.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects.  These contracts, and the associated cost recovery, have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are recoverable through electric rates.  In January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves an ROE equal to the then currently allowed distribution ROE, which is currently 8.75%, over the life of the facility.  UI had requested an ROE of 9.5% for the renewable connections projects.  In September 2012 PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is currently under construction, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project being studied now  as part of  the "Greater Hartford Central Connecticut Study" (GHCC) due to the expanded scope of ISO-NE’s reassessment.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in late 2013 or early 2014.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain NEEWS transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement. Such termination would have no effect on the assets previously transferred to UI.

In June 2012, NU, on behalf of CL&P, submitted the operation and maintenance agreement (the O&M Agreement) between UI and CL&P to the Federal Energy Regulatory Commission (FERC), which the FERC accepted.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain the NEEWS transmission assets in Connecticut that UI acquires from CL&P pursuant to the Agreement.

As of March 31, 2013, UI has made aggregate deposits of $33.5 million under the Agreement.  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, at which time the O&M Agreement became effective.  In February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project, to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.6 million and $0.3 million in the three month periods ended March 31, 2013 and 2012, respectively.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2013 through December 31, 2013 of $33.1 million and $40.2 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2013, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.2% to 12.4%.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a joint complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective October 1, 2011 through December 31, 2012.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported and demonstrating that the base ROE of 11.14% remained just and reasonable.

In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  Settlement proceedings have terminated without a settlement, and a hearing is scheduled to begin in May 2013.  Pursuant to the procedural schedule, the ROE submissions of docket participants were updated in April 2013.  In the updates, the state complainants have argued for a base ROE of 8.9%; municipal utilities in Massachusetts have requested a base ROE of 8.5%; and FERC trial staff has submitted testimony to support a base ROE of 8.93%.  The New England transmission owners’ April 2013 update supports the continuation of the base ROE of 11.14%. An initial decision by the hearing judge expected in the third quarter of 2013 and the FERC is expected to issue a final decision in 2014.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011, for a period of 15 months.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective January 1, 2013.  The transmission owners filed an answer and request for dismissal in January 2013, including opposition to the establishment of a second 15 month refund period because the complaint seeks substantially the same relief against the same respondents but for a different 15 month period as the pending complaint of governmental entities.  The complainants filed their answer to the transmission owners’ answer in February 2013.  UI is unable to predict the outcome of this proceeding at this time.

Gas Distribution

Rates

The allowed ROEs established by PURA are 9.41% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

(D)	SHORT-TERM CREDIT ARRANGEMENTS

As of March 31, 2013, there was $53 million outstanding under a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.9 million, which expire on June 16, 2013 and January 31, 2014.  Available credit under the UIL Holdings Credit Facility at March 31, 2013 totaled $342.1 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

As of March 31, 2013, UIL Holdings had $100 million outstanding under a credit agreement that expires on October 31, 2013 and no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

(E)	INCOME TAXES

The combined statutory federal and state income tax rate for UIL Holdings for the three month periods ended March 31, 2013 and 2012 was 40.9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three month periods ended March 31, 2013 and March 31, 2012 were 36.9% and 39.4%, respectively.

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Depreciation and Amortization
Property, plant and equipment depreciation	$29,351	$26,587
Amortization of nuclear plant regulatory assets	11,671	10,756
Amortization of other regulatory assets	9,073	9,204
Other amortization	12	12
Total Amortization	20,756	19,972
Total Depreciation and Amortization	$50,107	$46,559

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$21,964	$19,431
Local real estate and personal property	10,991	9,189
Payroll taxes	2,793	1,898
Other	118	82
Total Taxes - Other than Income Taxes	$35,866	$30,600

Other Income and (Deductions), net
Interest income	$764	$422
Allowance for funds used during construction - equity	2,537	2,248
Allowance for funds used during construction - debt	2,370	2,170
Weather insurance	24	3,488
Miscellaneous other income and (deductions) - net	(334)	589
Total Other Income and (Deductions), net	$5,361	$8,917

(G)	PENSION AND OTHER BENEFITS

During the three months ended March 31, 2013, UIL Holdings made pension contributions of $30 million.  In April 2013, an additional contribution of approximately $8.3 million was made.  Additional contributions during the remainder of 2013 are expected to be approximately $17 million in the aggregate.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following table represents the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,696	$3,008	$481	$401
Interest cost	9,988	10,368	1,384	1,562
Expected return on plan assets	(12,863)	(11,219)	(648)	(626)
Amortization of:
Prior service costs	151	162	(13)	(17)
Transition obligation	-	-	-	98
Actuarial loss	5,208	3,294	444	241
Net periodic benefit cost	$6,180	$5,613	$1,648	$1,659

Discount rate	4.00%-4.25%	5.05%-5.30%	4.00%-4.25%	5.05%-5.30%
Average wage increase	3.50%-3.80%	3.50%-3.80%	N/A	N/A
Return on plan assets	7.75%-8.00%	7.75%-8.00%	5.56%-8.00%	5.56%-8.00%
Composite health care trend rate (current year)	N/A	N/A	7.50%	8.00%
Composite health care trend rate (2018 forward)	N/A	N/A	5.00%	5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space. UIL Holdings’ lease payments for this office space for each of the three month periods ended March 31, 2013 and 2012 totaled $0.4 million and $2.6 million, respectively.  The decrease in lease payments in 2013 is due to a reduction in office space utilized by UIL Holdings headquarters.

(J)	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, UIL Holdings and its subsidiaries are involved in various proceedings, including legal, tax, regulatory and environmental matters, which require management’s assessment to determine the probability of whether a loss will occur and, if probable, an estimate of probable loss.  When assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated, UIL Holdings accrues a reserve and discloses the reserve and related matter.  UIL Holdings discloses matters when losses are probable but for which an estimate cannot be reasonably estimated or when losses are not probable but are reasonably possible.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances and any resulting need to adjust existing reserves or record additional reserves.

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.1 million as of March 31, 2013.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of groundwater monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At March 31, 2013, UI has regulatory approval to recover in future rates (through the CTA) its $10.3 million regulatory asset for Connecticut Yankee over a term ending in 2015.

Index

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

Environmental Matters

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

A former generation site on the Mill River in New Haven owned by UI (English Station) was conveyed in 2000 by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of March 31, 2013, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims, and the plaintiffs filed an answer to UI’s counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act.  On October 12, 2012, the motion for summary judgment was denied without prejudice.  UI’s knowledge of the current conditions at the English Station site is insufficient to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  UI expects to request a hearing before DEEP on the order in the second quarter of 2013.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site.

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

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of March 31, 2013.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, CT, and on Chapel Street in New Haven CT, and CNG owns a property located on Columbus Boulevard in Hartford, CT, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of March 31, 2013, no liabilities related to these properties have been recorded.

Berkshire owns property on Mill Street in Greenfield, MA, a former MGP site.  UIL Holdings estimates that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will most likely amount to $4.3 million and has recorded a liability and offsetting regulatory asset for such expenses as of March 31, 2013.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, MA, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.    In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of March 31, 2013, UIL Holdings has accrued approximately $2.0 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

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

UI also is pursuing an indemnification claim against the general contractor. The trial on the general contractor’s claims and UI’s indemnification claim concluded in December 2012.  Post-trial briefing and oral argument were completed in February of 2013.  A decision by the judge could be issued in the second quarter of 2013.  UI expects to recover any amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.  In October 2012, the general contractor filed a complaint against UI with the FERC alleging that UI’s inclusion of certain costs incurred by UI in connection with the Middletown/Norwalk Transmission Project were not reasonably and/or prudently incurred and/or were not incurred in good faith by UI, and subsequently filed an amended complaint.  UI vigorously defended against these allegations and, on February 21, 2013, the FERC dismissed the complaint, without prejudice.

On April 30, 2013, UIL Holdings received a copy of a complaint against the UIL Holdings Board of Directors, filed or to be filed in state court in Connecticut by an affiliate of the general contractor on the Middletown/Norwalk Transmission Project, purporting to act as a shareholder on behalf of UIL Holdings, alleging that the directors breached a fiduciary duty by failing to undertake an independent investigation in response to a letter from the affiliate asking for an investigation regarding alleged improper practices by UI in connection with the Middletown/Norwalk Transmission Project, seeking an order for such an investigation, and seeking recovery by the contractor’s affiliate of its expenses and costs in the action.  UIL Holdings believes the claims are without merit.  No amount of loss, if any, can be reasonably estimated.

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

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and other postretirement benefits, at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013	(In Thousands)
Assets:
Derivative assets	$-	$-	$76,177	$76,177
Noncurrent investments available for sale	10,335	-	-	10,335
Deferred Compensation Plan	3,525	-	-	3,525
Supplemental retirement benefit trust life insurance policies	-	6,834	-	6,834
	$13,860	$6,834	$76,177	$96,871

Liabilities:
Derivative liabilities	$-	$-	$244,593	$244,593
Long-term debt	-	1,876,337	-	1,876,337
	$-	$1,876,337	$244,593	$2,120,930

Net fair value assets/(liabilities), March 31, 2013	$13,860	$(1,869,503)	$(168,416)	$(2,024,059)

December 31, 2012
Assets:
Derivative assets	$-	$-	$79,838	$79,838
Noncurrent investments available for sale	9,902	-	-	9,902
Deferred Compensation Plan	3,745	-	-	3,745
Supplemental retirement benefit trust life insurance policies	-	6,438	-	6,438
	$13,647	$6,438	$79,838	$99,923

Liabilities:
Derivative liabilities	$-	$-	$255,443	$255,443
Long-term debt	-	1,886,440	-	1,886,440
	$-	$1,886,440	$255,443	$2,141,883

Net fair value assets/(liabilities), December 31, 2012	$13,647	$(1,880,002)	$(175,605)	$(2,041,960)

The derivative assets and liabilities consist primarily of CfDs and weather insurance contracts.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2013 or December 31, 2012 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  For information regarding the determination of the fair value of the weather insurance contracts, see Note (A) “Business Organization and Statement of Accounting Policies – Derivatives.”  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	1.09% - 1.57%
	Discount rate	1.24% - 2.08%
	Forward pricing ($ per MW)	$1.40 - $9.83

Weather insurance contracts	Heating degree days	4,597 - 4,846

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Fair value of long-term debt is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of March 31, 2013 and December 31, 2012 in the active markets for the various funds within which the assets are held.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the three month period ended March 31, 2013.

Three Months Ended
March 31, 2013
(In Thousands)

Net derivative assets/(liabilities), December 31, 2012	$(175,605)
Unrealized gains and (losses), net
Included in other income and (deductions)	24
Included in regulatory assets/(liabilities)	8,165
Settlements	(1,000)
Net derivative assets/(liabilities), March 31, 2013	$(168,416)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of March 31, 2013	$8,165

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the three month period ended March 31, 2013.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Three Months Ended
March 31, 2013
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2012	$176,605
Unrealized (gains) and losses, net	(8,165)
Net regulatory assets/(liabilities), March 31, 2013	$168,440

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION

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

(In Thousands)
	Three months ended March 31, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$141,506	$56,208	$197,714	$350,291	$34	$548,039
Purchased power and gas	38,489	-	38,489	219,267	-	257,756
Operation and maintenance	45,099	10,958	56,057	34,525	(1,323)	89,259
Transmission wholesale	-	18,818	18,818	-	-	18,818
Depreciation and amortization	22,396	3,927	26,323	22,789	995	50,107
Taxes - other than income taxes	12,139	7,311	19,450	16,196	220	35,866
Operating Income (Loss)	23,383	15,194	38,577	57,514	142	96,233

Other Income and (Deductions), net	4,089	1,415	5,504	(857)	714	5,361

Interest Charges, net	6,940	3,128	10,068	7,196	6,048	23,312

Income from Equity Investments	3,812	-	3,812	-	-	3,812

Income (Loss) Before Income Taxes	24,344	13,481	37,825	49,461	(5,192)	82,094
Income taxes	9,898	4,782	14,680	17,984	(2,377)	30,287

Net Income (Loss)	14,446	8,699	23,145	31,477	(2,815)	51,807
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	16	-	16
Net Income (Loss) attributable to UIL Holdings	$14,446	$8,699	$23,145	$31,461	$(2,815)	$51,791

	Three months ended March 31, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$141,113	$49,393	$190,506	$267,271	$41	$457,818
Purchased power and gas	40,658	-	40,658	150,805	-	191,463
Operation and maintenance	45,069	11,097	56,166	29,916	(395)	85,687
Transmission wholesale	-	16,048	16,048	-	-	16,048
Depreciation and amortization	20,479	3,493	23,972	22,141	446	46,559
Taxes - other than income taxes	10,709	5,709	16,418	14,179	3	30,600
Operating Income (Loss)	24,198	13,046	37,244	50,230	(13)	87,461

Other Income and (Deductions), net	5,056	1,021	6,077	2,646	194	8,917

Interest Charges, net	7,278	3,561	10,839	6,820	5,587	23,246

Income from Equity Investments	4,487	-	4,487	-	-	4,487

Income (Loss) Before Income Taxes	26,463	10,506	36,969	46,056	(5,406)	77,619
Income taxes	12,233	3,091	15,324	17,596	(2,377)	30,543

Net Income (Loss)	14,230	7,415	21,645	28,460	(3,029)	47,076
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	26	-	26
Net Income (Loss) attributable to UIL Holdings	$14,230	$7,415	$21,645	$28,434	$(3,029)	$47,050

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total (2)
Total Assets at March 31, 2013	$-	$-	$2,902,234	$2,048,644	$12,213	$4,963,091

Total Assets at December 31, 2012	$-	$-	$2,875,765	$1,993,560	$90,042	$4,959,367

(1)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column.  Net plant in service is segregated by segment and, as of March 31, 2013, was $1,070.9 million and $631.8 million for Distribution and Transmission, respectively.  As of December 31, 2012, net plant in service was $1,058.6 million and $607.8million for Distribution and Transmission, respectively.

(2)	Includes $266.2 million of goodwill in the Gas Distribution segment as of March 31, 2013.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on management’s expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets, legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiaries.  The foregoing and other factors are discussed and should be reviewed in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

MAJOR INFLUENCES ON FINANCIAL CONDITION

The primary business of UIL Holdings is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG), and The Berkshire Gas Company (Berkshire, and together with SCG and CNG, the Gas Companies).

UI is also party to a 50-50 joint venture with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively GenConn), operates two peaking generation plants in Connecticut.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity (ROE) are regulated by the Connecticut Public Utilities Regulatory Authority (PURA) and the Federal Energy Regulatory Commission (FERC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the decoupling pilot program established in UI’s 2008 distribution rate case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by PURA during UI’s current rate proceeding.  UI expects to continue to make capital investments in its distribution and transmission infrastructure as appropriate and necessary.

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  The changes are designed to produce additional distribution revenues of approximately $69 million in rate year one (from July 1, 2013 through June 30, 2014) and an additional $26 million in rate year two (from July 1, 2014 through June 30, 2015).  For rate year one, these additional revenues represent an increase of approximately 8.7% over the total revenues that would be expected under current rate schedules and projected sales on a total bill basis.  For rate year two, the additional revenues represent an increase of approximately 3.0% over rate year one revenues.  Included in this request is the initiation of the recovery of UI’s storm regulatory asset of approximately $52 million for previously incurred storm costs not included in rates.  UI’s application proposes a six-year recovery period for these costs along with the establishment of a storm reserve of $2 million per year to help address future storm costs, and the ability to defer additional storm costs above the reserve amount as a regulatory asset for recovery in a future proceeding.  UI does not currently have a storm reserve funded in rates.  In addition, UI proposes to use revenue from other sources, such as the 2010 and 2012 earning sharing amounts owed to customers along with anticipated excess CTA revenue collections, to recover increased distribution revenue requirements through the end of 2013, which allows the implementation of the proposed distribution rate increase to be deferred until January 1, 2014 coincident with the expiration of the CTA.  PURA is expected to issue a final decision on August 14, 2013, which would put amended rates into effect on that date.

Index

UI’s allowed distribution ROE established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows the Company to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which was proposed to be collected from customers beginning in the first quarter of 2013, pending PURA approval.  On April 4, 2013, UI filed its 2012 rate year decoupling results.  The 2012 decoupling results included an adjustment of approximately $6.4 million.  As PURA has not issued a decision on the 2011 decoupling results filing, UI has proposed that the results of the 2011 and 2012 decoupling filings be combined into one rate adjustment to be collected from customers over a 12-month period beginning in the fourth quarter of 2013.  PURA is expected to rule on this filing in the third quarter of 2013.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through June 30, 2013.

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2013, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.2% to 12.4%.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a joint complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners, of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective October 1, 2011 through December 31, 2012.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported and demonstrating that the base ROE of 11.14 percent remained just and reasonable.

In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  Settlement proceedings have terminated without a settlement, and a hearing is scheduled to begin in May 2013.  Pursuant to the procedural schedule, the ROE submissions of docket participants were updated in April 2013.  In the updates, the state complainants have argued for a base ROE of 8.9%; municipal utilities in Massachusetts have requested a base ROE of 8.5%; and FERC trial staff has submitted testimony to support a base ROE of 8.93%.  The New England transmission owners’ April 2013 update supports the continuation of the base ROE of 11.14%. An initial decision by the hearing judge expected in the third quarter of 2013 and the FERC is expected to issue a final decision in 2014.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011, for a period of 15 months.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective January 1, 2013.  The transmission owners filed an answer and request for dismissal in January 2013, including opposition to the establishment of a second 15 month refund period because the complaint seeks substantially the same relief against the same respondents but for a different 15 month period as the pending complaint of governmental entities.  The complainants filed their answer to the transmission owners’ answer in February 2013.  UI is unable to predict the outcome of this proceeding at this time.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either Moody’s Investor Services or Standard & Poor’s Investor Services rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2013, UI would have had to post an aggregate of approximately $8.7 million in collateral.

Index

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and The Connecticut Light and Power and Company (CL&P) are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In October 2012, UI received PURA approval for executed REC purchase contracts totaling up to approximately $1.5 million annually in payments for 15 year delivery terms commencing in 2013.  On January 8, 2013, UI opened a tariff-based application process to procure RECs from small renewable projects, and on March 20, 2013, UI entered into REC purchase contracts totaling approximately $0.5 million annually in payments for 15 year delivery terms commencing in 2013 and 2014. Additionally, UI has offered contracts totaling an immaterial amount to small renewable projects to replace projects that were recently selected, but unable to proceed to contract.

PA 11-80 also allows for the development of up to 30 MW of grid-connected renewable energy.  Under the Act, regulated electric utility companies are permitted to submit a proposal to the Connecticut Department of Energy and Environmental Protection (DEEP) to build, own or operate one or more generation facilities up to 10 MWs using Class 1 renewable energy.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects.  These contracts, and the associated cost recovery, have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are recoverable through electric rates.  In January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves an ROE equal to the then currently allowed distribution ROE, which is currently 8.75%, over the life of the facility.  UI had requested an ROE of 9.5% for the renewable connections program.  In September 2012 PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been prudently incurred, or will be incurred, to meet UI’s public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized ROE portion of unamortized stranded costs in the CTA rate base UI’s after-tax earnings attributable to CTA for the three months ended March 31, 2013 and 2012 were $0.3 million and $0.7 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $10.0 million and $10.5 million the three months ended March 31, 2013 and 2012, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $20.6 million as of March 31, 2013.  Based upon current projections, UI’s earnings generated from the CTA will be complete in the fourth quarter of 2013, as the CTA rate base will be fully amortized.  Cash flow from non-rate base stranded cost recovery is currently projected to be completed in 2015.  Depending upon the outcome of UI’s rate request filing on February 15, 2013, remaining CTA cash flows could end effective January 1, 2014, if PURA approves UI’s proposed rate treatment to recover all remaining CTA stranded costs in 2013.

Index

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is currently under construction, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project being studied now as part of  the "Greater Hartford Central Connecticut Study" (GHCC) due to the expanded scope of ISO-NE’s reassessment.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in late 2013 or early 2014.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain NEEWS transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement. Such termination would have no effect on the assets previously transferred to UI.

In June 2012, NU, on behalf of CL&P, submitted the operation and maintenance agreement (the O&M Agreement) between UI and CL&P to the Federal Energy Regulatory Commission (FERC), which the FERC accepted.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain the NEEWS transmission assets in Connecticut that UI acquires from CL&P pursuant to the Agreement.

As of March 31, 2013, UI has made aggregate deposits of $33.5 million under the agreement.  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, at which time the O&M Agreement became effective.  In February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project, to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.6 million and $0.3 million in the three month periods ended March 31, 2013 and 2012, respectively.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2013 through December 31, 2013 of $33.1 million and $40.2 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2013 approved revenue requirements.  The increase in project costs was driven primarily by increased financing costs and the cost to build interconnection facilities at GenConn Middletown.

As of March 31, 2013, UI’s equity investment in GenConn was $128.6 million.  UI’s income from its equity investment in GenConn was $3.8 million and $4.5 million for the three month periods ended March 31, 2013 and 2012, respectively.  The decline in 2013 earnings compared to 2012 is primarily due to the absence in the first quarter of 2013 of non-recurring adjustments recorded in the first quarter of 2012 largely relating to 2011.  UI did not receive any cash distributions from GenConn during the three month period ended March 31, 2013.  During the three month period ended March 31, 2012, UI received cash distributions from GenConn of $4.7 million.  As of March 31, 2013, the undistributed earnings from UI’s equity investment in GenConn were approximately $3.9 million.  UI received distributions of $5.3 million from GenConn in April of 2013.

Index

Environmental Matters

A former generation site on the Mill River in New Haven owned by (English Station) was conveyed in 2000 by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of March 31, 2013, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims, and the plaintiffs filed an answer to UI’s counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act.  On October 12, 2012, the motion for summary judgment was denied without prejudice.  UI’s knowledge of the current conditions at the site is insufficient to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  UI expects to request a hearing before DEEP on the order in the second quarter of 2013. At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site.  For more information, see “Contractual and Contingent Obligations” set forth in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and UIL Holdings’ Form 8-K filed April 19, 2013.

Gas Distribution
Rates

The allowed ROEs established by PURA are 9.41% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the Massachusetts Department of Public utilities (DPU).  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of March 31, 2013, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 78.6% of the total amount of assets, and 11.5 % of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the CfDs is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL Holdings performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the CFDs are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.

Index

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, UIL Holdings had $20.8 million of unrestricted cash and temporary cash investments.  This represents an increase of $2.9 million from the corresponding balance at December 31, 2012.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2012	$17.9

Net cash provided by operating activities	132.2

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(74.6)
Restricted cash (1)	1.0
Other	(0.1)
(73.7)
Net cash provided by (used in) financing activities:
Line of credit borrowings (repayments), net	(34.0)
Dividend payments	(21.9)
Other financing activities	0.3
(55.6)

Net change in cash	2.9

Unrestricted cash and temporary cash investments, March 31, 2013	$20.8

(1) As of March 31, 2013, UIL Holdings had $1.8 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

UIL Holdings expects to fund capital requirements that exceed available cash through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the credit facilities discussed below, UIL Holdings expects to satisfy future external financing needs by the issuance of additional equity and/or short-term and long-term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, general economic conditions and UIL Holdings’ future income and cash flow.

UI did not receive any cash distributions from GenConn during the three month period ended March 31, 2013.  However, UI received distributions of $5.3 million from GenConn in April of 2013.

Other Sources of Funding

UIL Holdings, UI, CNG, SCG, and Berkshire are parties to a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  The aggregate borrowing limit under the UIL Holdings Credit Facility is $400 million, all of which is available to UIL Holdings, $250 million of which is available to UI, $150 million of which is available to each of CNG and SCG, and $25 million of which is available to Berkshire.  The UIL Holdings Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The UIL Holdings Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of March 31, 2013, there was $53 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings also has outstanding standby letters of credit in the aggregate amount of $4.9 million, which expire on June 16, 2013 and January 31, 2014 .  Available credit under the UIL Holdings Credit Facility at March 31, 2013 totaled $342.1 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

Index

UIL Holdings filed a shelf registration statement with the SEC in March 2012.  UIL Holdings may, from time to time, sell debt, equity or other securities under the registration statement in one or more transactions.  The registration statement expires in March 2015.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  UI was authorized to use the proceeds from the sale of the Proposed Notes for the following purposes:  (1) to finance capital expenditures; (2) the repayment of an equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, which were repaid with the issuance of $103.5 million of senior unsecured notes in January 2012, and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

To afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market, PURA has also approved UI’s request to refund $64.5 million principal amount of tax-exempt bonds outstanding with the proceeds of the issuance of new bonds, without insurance.  UI continuously monitors conditions in the municipal bond market and plans to refund these bonds at such time market conditions and financing terms are economically favorable.

UI expects to receive periodic cash distributions from GenConn similar to those discussed in “– Cash Flows” above.  Future cash distributions, however, are subject to GenConn generating sufficient cash flows to fund operations and the reserves required by its project financing as well as continued compliance with the terms and conditions of its project financing documents.

CNG has PURA approval for the issuance of up to $110 million principal amount of debt securities through October 2013 as part of an unsecured medium-term notes program for issuances of incremental amounts up to $50 million.  CNG is authorized to use the proceeds from the sale of the debt securities for the refinancing of maturing debt securities, and for funding various capital expenditures and working capital associated with gas supply costs.  Any debt issuances under the approved program are subject to further PURA approval of the terms and conditions at the time of issuance.  CNG issued $20 million of medium term notes in December 2008 pursuant to such PURA approval.

SCG has PURA approval for the issuance of up to $200 million principal amount of debt securities through October 2013 as part of a secured medium-term notes program for issuances of incremental amounts up to $50 million.  SCG is authorized to use the proceeds from the sale of the debt securities for the following purposes:  (1) to refinance maturing debt securities; (2) to finance a potential put option on an outstanding debt security; and (3) to fund various capital expenditures and working capital associated with gas costs.  Any debt issuance under the approved program is subject to further PURA approval of the terms and conditions at the time of issuance.  SCG issued $50 million of medium-term notes in December 2008 and $50 million of medium-term notes in September 2011 pursuant to such PURA approval.

Berkshire has DPU approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through December 14, 2014.  Berkshire is authorized to use the proceeds from any such debt issuances for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.

Uses of Funds

During the three months ended March 31, 2013, UIL Holdings made pension contributions of $30 million.  In April 2013, an additional contribution of approximately $8.3 million was made.  Additional contributions during the remainder of 2013 are expected to aggregate approximately $17 million.  Such contribution levels will be adjusted if necessary, based on final actuarial calculations.

Index

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of March 31, 2013.

2013 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2013 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2013 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are those that depend most heavily on these judgments and estimates.  As of March 31, 2013, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of March 31, 2013, UIL Holdings had certain immaterial guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that UIL Holdings expects to have a material impact on its consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for three month periods ended March 31, 2013 and 2012, are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Index

First Quarter 2013 vs. First Quarter 2012

	Quarter Ended	Quarter Ended	2013 More (Less)
	March 31, 2013	March 31, 2012	than 2012

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$23.1	$21.6	$1.5
Gas Distribution	31.4	28.5	2.9
Non-Utility	(2.7)	(3.0)	0.3
Net Income attributable to UIL Holdings	$51.8	$47.1	$4.7

EPS
Electric Distribution and Transmission	$0.45	$0.43	$0.02
Gas Distribution	0.62	0.56	0.06
Non-Utility	(0.05)	(0.06)	0.01
Total EPS - Basic	$1.02	$0.93	$0.09

Total EPS - Diluted	$1.01	$0.92	$0.09

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $7.2 million, from $190.5 million in the first quarter of 2012 to $197.7 million in the first quarter of 2013.  Retail revenue increased $4.7 million, which was primarily attributable to increases in distribution sales volume resulting from colder temperatures in the first quarter of 2013 compared to the first quarter of 2012.  Retail sales increased by 15 million kWh, from 1,298 million kWh in the first quarter of 2012, to 1,313 million kWh in the first quarter of 2013.  Retail sales normalized for the weather impact decreased 24 million kWh, from 1,340 million kWh in the first quarter of 2012, to 1,316 million kWh in the first quarter of 2013.  Other revenues increased $2.5 million, which was primarily attributable to higher transmission revenue as well as the net activity of the GSC “working capital allowance” due to timing difference.

Purchased power expense decreased by $2.2 million, from $40.7 million in the first quarter of 2012 to $38.5 million in the first quarter of 2013.  The decrease was primarily attributable to decreased costs of procured power partially offset by an increased sales volume, as discussed above.

UI’s transmission wholesale expenses increased by $2.8 million, from $16.0 million in the first quarter of 2012 to $18.8 million in the first quarter of 2013.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

Depreciation and amortization expense increased by $2.3 million, from $24.0 million in the first quarter of 2012 to $26.3 million in the first quarter of 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

Taxes other than income taxes increased by $3.1 million, from $16.4 million in the first quarter of 2012 to $19.5 million in the first quarter of 2013.  The increase was primarily attributable to higher gross receipts tax as well as an increase in property taxes due to increases in plant and equipment.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $14.4 million in the first quarter of 2013, an increase of $0.2 million, compared to the first quarter of 2012.  The increase was primarily attributable to increased retail revenue partially offset by increased depreciation and amortization expense and increased taxes other than income taxes.

Index

Transmission

The transmission business had total net income of $8.7 million in the first quarter of 2013, an increase of $1.3 million, compared to the first quarter of 2012.  The increase was primarily attributable to an increase in the income earned on an increase in rate base and increased total deposits in NEEWS.

Gas Distribution

The Gas Companies’ operating revenue increased by $83.0 million, from $267.3 million in the first quarter of 2012 to $350.3 million in the first quarter of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, which is fully offset by increased purchased gas expense, as well as the impact of colder weather, increased per customer usage in the first quarter of 2013 compared to the first quarter of 2012, and customer growth.  Temperatures were 2.2% warmer than normal in the first quarter of 2013 compared to 20.5% warmer than normal in the first quarter of 2012 which resulted in a 21.6% increase in heating degree days in the first quarter of 2013.  The colder temperatures and increased per customer usage in the first quarter of 2013 compared to the first quarter of 2012 resulted in a $10.0 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in first quarter of 2013.  Retail sales increased by 3.7 million mcf, from 28.9 million mcf in the first quarter of 2012, to 32.6 million mcf in the first quarter of 2013.  The customer growth in the first quarter of 2013 compared to the first quarter of 2012 resulted in a $2.4 million increase, pre-tax, in gross margin in the first quarter of 2013.

Purchased gas expense increased by $68.5 million, from $150.8 million in the first quarter of 2012 to $219.3 million in the first quarter of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, which is fully offset by increased operating revenue, and colder weather in the first quarter of 2013 compared to the first quarter of 2012.

The Gas Companies’ O&M expense increased by $4.6 million, from $29.9 million in the first quarter of 2012 to $34.5 million in the first quarter of 2013.  The increase was primarily attributable to increased payroll and benefits expense as well as higher uncollectible expense primarily due to increased customer account write-off activity.

The Gas Companies’ taxes other than income taxes increased by $2.0 million, from $14.2 million in the first quarter of 2012 to $16.2 million in the first quarter of 2013.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues.

The Gas Companies’ other income and deductions decreased by $3.5 million, from $2.6 million of income in the first quarter of 2012 to $0.9 million of deductions in the first quarter of 2013.  The decrease was primarily attributable to the decrease in the fair value of the weather insurance contracts due to colder temperatures in the first quarter of 2013 compared to the first quarter of 2012.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Holdings Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $2.7 million, or $0.05 per share, in the first quarter of 2013 compared to net after-tax costs of $3.0 million, or $0.06 per share, in the first quarter of 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no additional risks identified and no material changes with regard to items previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Index

Item 4.	Controls and Procedures.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2013.  As of March 31, 2013, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item1A.	Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes to such risk factors.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 16,809 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased*	Per Share	Programs	Programs
January 1-31	11,302	37.00	None	None
February 1-28	2,957	39.00	None	None
March 1-31	2,550	39.72	None	None
Total	16,809	37.76	None	None

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 2, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three month periods ended March 31, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three month periods ended March 31, 2013 and 2012, (iii) the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three month periods ended March 31, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	5/2/2013	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer