Form 10-Q
period 2013-06-30
UIL HOLDINGS CORP
filed 2013-08-06
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1‑15052

(Exact name of registrant as specified in its charter)

Connecticut	06-1541045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Church Street, New Haven, Connecticut	06506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  203‑499-2000

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

The number of shares outstanding of the issuer’s only class of common stock, as of August 1, 2013 was 50,712,507.

INDEX

PART I.  FINANCIAL INFORMATION

Index
PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating Revenues	$319,074	$282,842	$867,113	$740,660

Operating Expenses
Operation
Purchased power	30,193	34,358	68,682	75,016
Natural gas purchased	58,910	39,953	278,177	190,758
Operation and maintenance	94,470	87,920	183,729	173,607
Transmission wholesale	18,517	17,234	37,335	33,282
Depreciation and amortization (Note F)	45,669	43,048	95,776	89,607
Taxes - other than income taxes (Note F)	28,080	23,822	63,946	54,422
Total Operating Expenses	275,839	246,335	727,645	616,692
Operating Income	43,235	36,507	139,468	123,968

Other Income and (Deductions), net (Note F)	5,204	4,872	10,565	13,789

Interest Charges, net
Interest on long-term debt	21,690	21,825	43,376	42,927
Other interest, net	1,523	1,312	2,548	2,847
	23,213	23,137	45,924	45,774
Amortization of debt expense and redemption premiums	609	599	1,210	1,208
Total Interest Charges, net	23,822	23,736	47,134	46,982

Income from Equity Investments	3,848	3,915	7,660	8,402

Income Before Income Taxes	28,465	21,558	110,559	99,177

Income Taxes (Note E)	10,531	9,546	40,818	40,089

Net Income	17,934	12,012	69,741	59,088
Less:

Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	10	13	26	39

Net Income attributable to UIL Holdings	$17,924	$11,999	$69,715	$59,049

Average Number of Common Shares Outstanding - Basic	50,972	50,793	50,939	50,740
Average Number of Common Shares Outstanding - Diluted	51,201	51,041	51,177	51,002

Earnings Per Share of Common Stock - Basic (Note A):	$0.35	$0.24	$1.37	$1.16

Earnings Per Share of Common Stock - Diluted (Note A):	$0.35	$0.23	$1.36	$1.16

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2013 and 2012
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$17,934	$12,012	$69,741	$59,088
Other Comprehensive Income (Loss), net	(45)	(154)	206	201
Comprehensive Income	17,889	11,858	69,947	59,289
Less:

Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	10	13	26	39
Comprehensive Income attributable to UIL Holdings	$17,879	$11,845	$69,921	$59,250

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2013	2012
Current Assets
Unrestricted cash and temporary cash investments	$24,574	$17,857
Restricted cash	1,616	2,805
Accounts receivable less allowance of $13,866 and $11,867, respectively	211,131	238,986
Unbilled revenues	53,500	83,956
Current regulatory assets (Note A)	120,766	120,935
Natural gas in storage, at average cost	62,179	84,768
Deferred income taxes	36,988	41,605
Refundable taxes	-	1,686
Current portion of derivative assets (Note A)	9,380	12,671
Prepayments	13,087	11,907
Other	12,658	11,507
Total Current Assets	545,879	628,683

Other investments
Equity investment in GenConn (Note A)	122,680	124,799
Other	24,435	23,931
Total Other investments	147,115	148,730

Net Property, Plant and Equipment	2,883,400	2,787,354

Regulatory Assets (future amounts due from customers through the ratemaking process) (Note A)	954,203	1,014,515

Deferred Charges and Other Assets
Unamortized debt issuance expenses	15,560	16,625
Other long-term receivable	1,499	1,501
Derivative assets (Note A)	49,320	67,167
Goodwill	266,205	266,205
Other	11,867	28,587
Total Deferred Charges and Other Assets	344,451	380,085

Total Assets	$4,875,048	$4,959,367

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2013	2012
Current Liabilities
Line of credit borrowings	$144,000	$187,000
Current portion of long-term debt	47,465	48,296
Accounts payable	119,632	189,991
Dividends payable	21,902	21,887
Accrued liabilities	73,223	85,132
Current regulatory liabilities (Note A)	27,948	21,284
Taxes accrued	47,825	18,235
Interest accrued	21,850	22,427
Current portion of derivative liabilities (Note A)	27,486	30,804
Total Current Liabilities	531,331	625,056

Noncurrent Liabilities
Pension accrued	299,069	325,547
Connecticut Yankee contract obligation (Note J)	-	11,129
Other post-retirement benefits accrued	96,867	98,147
Derivative liabilities (Note A)	184,556	224,639
Other	49,691	49,506
Total Noncurrent Liabilities	630,183	708,968

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	469,837	462,940

Regulatory Liabilities (future amounts owed to customers through the ratemaking process) (Note A)	500,496	445,156

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,597,779	1,600,354

Preferred Stock, not subject to mandatory redemption	340	340

Common Stock Equity
Common stock	938,888	936,702
Paid-in capital	20,624	20,400
Retained earnings	185,813	159,900
Accumulated other comprehensive income (loss)	(243)	(449)
Net Common Stock Equity	1,145,082	1,116,553

Total Capitalization	2,743,201	2,717,247

Total Liabilities and Capitalization	$4,875,048	$4,959,367

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$69,741	$59,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,986	90,815
Deferred income taxes	3,527	23,353
Allowance for funds used during construction (AFUDC) - equity	(5,334)	(3,884)
Stock-based compensation expense (Note A)	3,017	3,709
Pension expense	24,083	20,118
Undistributed (earnings) losses in equity investments	(7,683)	(8,488)
Deferred purchased gas	44,692	26,345
Other non-cash items, net	(1,943)	(12,410)
Changes in:
Accounts receivable, net	29,624	(7,883)
Unbilled revenues	30,495	18,524
Natural gas in storage	22,589	30,025
Accounts payable	(47,949)	(45,080)
Cash distributions from GenConn	7,704	12,925
Interest accrued	(577)	187
Taxes accrued/refundable, net	31,276	43,459
Accrued liabilities	(11,543)	(3,975)
Accrued pension	(46,668)	(43,523)
Other assets	(2,365)	6,002
Other liabilities	(5,505)	(4,283)
Total Adjustments	164,426	145,936
Net Cash provided by Operating Activities	234,167	205,024

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(143,983)	(145,199)
Cash distributions from GenConn	2,063	-
Changes in restricted cash	1,189	2,562
Deposits in New England East West Solution (NEEWS) (Note C)	(527)	(3,330)
Other	134	316
Net Cash (used in) Investing Activities	(141,124)	(145,651)

Cash Flows from Financing Activities
Issuance of common stock	72	1,943
Issuances of long-term debt	-	203,500
Payments on long-term debt	-	(103,500)
Line of credit borrowings (repayments), net	(43,000)	(140,000)
Payment of common stock dividend	(43,788)	(43,715)
Other	390	3,590
Net Cash (used in) Financing Activities	(86,326)	(78,182)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	6,717	(18,809)
Balance at beginning of period	17,857	30,999
Balance at end of period	$24,574	$12,190

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$23,904	$18,301
Plant expenditures funded by deposits in NEEWS	$(18,469)	$-
Deposits in New England East West Solution (NEEWS)	$18,469	$-

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

UI is also a party to a joint venture with certain affiliates of NRG Energy, Inc. (NRG) pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively with GCE Holding LLC, GenConn) operates peaking generation plants in Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown).

Basis of Presentation

The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the six-month period ended June 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

The Income from Equity Investments line item on UIL Holdings Consolidated Statement of Income, which was previously presented below the Income Taxes line item, is now being presented above the Income Taxes line item.

The Company has revised its previously issued annual financial statements for a correction in the 2012 Consolidated Balance Sheet.  The effect of this revision on the balance sheet is a $13.1 million adjustment increasing accounts payable and decreasing accrued liabilities in the Consolidated Balance Sheet as of December 31, 2012.  This adjustment is not considered to be material to previously issued financial statements.  Additionally, certain immaterial amounts that were reported in the Consolidated Balance Sheet and Consolidated Statement of Income in previous periods have been reclassified to conform to the current presentation.

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
	(In Thousands)
Gross derivative assets:
Current Assets	$9,380	$12,671
Deferred Charges and Other Assets	$49,320	$67,167

Gross derivative liabilties:
Current Liabilities	$27,486	$30,804
Noncurrent Liabilities	$184,556	$224,639

Index
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

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of June 30, 2013, UI has recorded a gross derivative asset of $58.7 million, a regulatory asset of $153.3 million, and a gross derivative liability of $212.0 million ($138.6 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The unrealized gains and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three- and six-month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$(15,099)	$2,167	$(23,263)	$(5,781)

Regulatory Liabilities - Derivative assets	$-	$40	$-	$12

The increased unrealized losses in the three- and six-month periods ended June 30, 2013 compared to June 30, 2012 is primarily due to increases in forward pricing.

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

In October 2012, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2012 through April 30, 2013.  If temperatures were warmer than normal, SCG and CNG each would have received a payment, up to a maximum of $3 million; however, if temperatures were colder than normal, SCG and CNG each would have made a payment of up to a maximum of $2 million.  Upon the expiration of their respective contracts, SCG and CNG neither received nor made a payment since the variation from normal weather during the contract period did not reach the prescribed level stated in the contracts.

Index

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, because temperatures were warmer than normal for the contract period, Berkshire received a payment of $1 million on January 8, 2013.  The premiums paid were amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at December 31, 2012.  Berkshire did not enter into a weather insurance contract for 2013.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and six‑month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, except per share amounts)
Numerator:
Net income	$17,924	$11,999	$69,715	$59,049
Less: Net income allocated to unvested units	18	18	83	105
Net income attributable to common shareholders	$17,906	$11,981	$69,632	$58,944

Denominator:
Basic average number of shares outstanding	50,972	50,793	50,939	50,740
Effect of dilutive securities	229	248	238	262
Diluted average number of shares outstanding	51,201	51,041	51,177	51,002

Earnings per share:
Basic	$0.35	$0.24	$1.37	$1.16
Diluted	$0.35	$0.23	$1.36	$1.16

All outstanding options to purchase shares of common stock during the six-month periods ending June 30, 2013 and 2012 and the three-month period June 30, 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were lower than the average market price of UIL Holdings’ common shares during such period.  There were no outstanding options to purchase shares of common stock during the three-month period ending June 30, 2013.

Equity Investments

UI is party to a 50-50 joint venture with NRG in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $122.7 million and $124.8 million as of June 30, 2013 and December 31, 2012, respectively.

UI’s pre-tax income from its equity investment in GenConn was $7.6 million and $8.4 million for the six-month periods ended June 30, 2013 and 2012, respectively.  The decline in 2013 earnings compared to 2012 is primarily due to the absence in the first quarter 2013 of non-recurring adjustments recorded in the first quarter of 2012 largely relating to 2011.  UI’s pre-tax income from its equity investment in GenConn was $3.8 million and $3.9 million for the three‑month periods ended June 30, 2013 and 2012, respectively.  UI received cash distributions from GenConn of $9.8 million and $12.9 million during the six-month periods ended June 30, 2013 and 2012, respectively.  UI received cash distributions from GenConn of $9.8 million and $8.2 million during the three-month periods ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, there were no undistributed earnings from UI’s equity investment in GenConn.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of June 30, 2013 and December 31, 2012 included the following:

	Remaining	June 30,	December 31,
	Period	2013	2012
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$242,275	$252,498
Connecticut Yankee	Not applicable	-	11,129
Unamortized redemption costs	8 to 20 years	11,702	12,103
Pension and other post-retirement benefit plans	(b)	448,252	458,019
Environmental remediation costs	4 to 5 years	15,006	14,772
Hardship programs	(c)	23,915	29,852
Debt premium	1 to 24 years	37,452	41,016
Deferred purchased gas	(d)	-	12,444
Unfunded future income taxes	(e)	21,545	17,319
Contracts for differences	(f)	153,286	176,597
Excess generation service charge	(g)	14,967	8,864
Deferred transmission income/expense	(h)	24,761	21,379
Storm costs	(i)	53,465	52,009
Other	(j)	28,343	27,449
Total regulatory assets		1,074,969	1,135,450
Less current portion of regulatory assets		120,766	120,935
Regulatory Assets, Net		$954,203	$1,014,515

Regulatory Liabilities:
Accumulated deferred investment tax credits	30 years	$4,538	$4,612
Income taxes due principally to book-tax differences	(j)	51,260	41,928
Deferred gain on sale of property	(a)	37,933	37,933
Middletown/Norwalk local transmission network service collections	36 years	21,688	21,975
Pension and other post-retirement benefit plans	1 to 7 years	12,995	15,016
Deferred income taxes	(e)	45,570	41,816
Asset retirement obligation	(k)	4,504	4,995
Deferred purchased gas	(d)	32,248	-
Low income programs	(l)	22,475	17,651
Asset removal costs	(j)	251,548	243,854
Other	(j)	43,685	36,660
Total regulatory liabilities		528,444	466,440
Less current portion of regulatory liabilities		27,948	21,284
Regulatory Liabilities, Net		$500,496	$445,156

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery is currently projected to be completed in 2013, with stranded cost amortization expected to end in the fourth quarter of 2013.  The remaining balances will be fully offset by amounts primarily included in income taxes, due principally to book-tax differences.
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

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), target amounts of 101,150 and 5,860 performance shares were granted to certain members of management in March and May of 2013, respectively; the averages of the high and low market prices on the grant dates were $38.73 and $41.34 per share, respectively.

Also in March 2013, UIL Holdings granted a total of 2,033 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $38.73 per share.  Such shares vest in equal annual installments over a five-year period.

In May 2013, UIL Holdings granted a total of 21,558 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant was $40.69 per share.  Such shares vest in May 2014.

Also in May 2013, UIL Holdings granted a total of 2,177 shares of restricted stock to its Vice President – Information Technology and Chief Information Officer under the 2008 Stock Plan; the average of the high and low market price on the date of grant was $41.34 per share.  Such shares vest in May 2016.

Total stock-based compensation expense for the six-month periods ended June 30, 2013 and 2012 was $3.0 million and $3.7 million, respectively.  Total stock-based compensation expense for the three-month periods ended June 30, 2013 and 2012 was $0.8 million and $0.9 million, respectively.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

New Accounting Pronouncements

In July 2013, the FASB issued updated guidance to ASC 740 “Income Taxes” which prescribes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.    This guidance is effective during interim and annual periods beginning after December 15, 2013 and is to be applied on a prospective basis.  The implementation of this guidance is not expected to have a material impact on UIL Holdings’ consolidated financial statements.

(B)	CAPITALIZATION

Common Stock

UIL Holdings had 50,710,329 shares of its common stock, no par value, outstanding at June 30, 2013.

(C)	REGULATORY PROCEEDINGS

In November 2012, pursuant to PA 12-148, PURA opened a docket to investigate UI’s and the Gas Companies’ performance in restoring service following Superstorm Sandy, which passed through Connecticut in October 2012.  Hearings were held in the second quarter of 2013.  A draft decision was issued on July 30, 2013, in which PURA found that the electric distribution companies and the gas local distribution companies performed their storm-related activities in a timely and effective manner.  A final decision is scheduled for August 21, 2013.

Electric Distribution and Transmission

Superstorm Sandy caused extensive damage to the electric system in UI's service territory and resulted in approximately 284,000 customer outages.  In accordance with PURA regulatory decisions and past storm cost guidance, UI has established a regulatory asset for its storm-related expense.  As of June 30, 2013, UI’s estimate of the cost of repairing the damage resulting from the storm and restoring service to customers is approximately $35.8 million, of which approximately $13.9 million has been capitalized as property plant and equipment and the remainder as a regulatory asset.  UI is seeking recovery of these costs in its rate proceeding discussed below.

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  Included in this request is the initiation of the recovery of UI’s storm regulatory asset of approximately $53 million for previously incurred storm costs not included in rates.  UI’s application proposed a six-year recovery period for these costs along with the establishment of a storm reserve of $2 million per year to help address future storm costs, and the ability to defer additional storm costs above the reserve amount as a regulatory asset for recovery in a future proceeding.  UI does not currently have a storm reserve funded in rates.  In addition, UI proposed to use revenue from other sources, such as the 2010 and 2012 earnings sharing amounts owed to customers along with anticipated excess CTA revenue collections, to recover increased distribution revenue requirements through the end of 2013, which would allow the implementation of the proposed distribution rate increase to be deferred until January 1, 2014 coincident with the expiration of the CTA.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On July 30, 2013, PURA issued a draft decision which, if adopted without change as the final decision, would, among other things, increase the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continue UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, and continue the existing decoupling mechanism.  The draft decision would also disallow approximately $16 million in deferred major storm costs and approximately $21 million of the capital costs related to UI’s recently completed administrative and operations buildings.  UI believes these disallowances are contrary to the evidence on the record, applicable law, ratemaking principles and PURA precedent.  If these disallowances were adopted in the final decision, UI would likely have to record a pretax write off of as much as $37 million in the third quarter.  On August 6, 2013, UI filed its written exceptions to the draft decision, addressing these and other aspects of the draft decision that UI submits should be changed in a final decision.  UI will participate in oral arguments on August 12, 2013.  A final decision is expected on August 14, 2013.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which was proposed to be collected from customers beginning in the first quarter of 2013, pending PURA approval.  On April 4, 2013, UI filed its 2012 rate year decoupling results.  The 2012 decoupling results included an adjustment of approximately $6.4 million.  As PURA has not issued a decision on the 2011 decoupling results filing, UI has proposed that the results of the 2011 and 2012 decoupling filings be combined into one rate adjustment to be collected from customers over a 12-month period beginning in the fourth quarter of 2013.  PURA is expected to rule on this filing in the third quarter of 2013.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through September 30, 2013.

Approval for the Issuance of Debt

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  UI was authorized to use the proceeds from the sale of the Proposed Notes for the following purposes:  (1) to finance capital expenditures; (2) the repayment of an equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short‑term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of June 30, 2013, UI would have had to post an aggregate of approximately $8.2 million in collateral.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase renewable energy credits (RECs) from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address these requirements and in April 2012, PURA approved the program.  Under the program to date, UI has entered into contracts totaling up to $2.1 million annually in payments for 15-year delivery terms commencing in 2013 and 2014.  UI is in the process of evaluating bids received in June 2013 that are expected to result in additional contracts totaling over $2 million annually for 15-year delivery terms commencing in 2014.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

PA 11-80 also allows for the development of up to 30 MW of grid-connected renewable energy.  Under PA 11-80, regulated electric utility companies may submit a proposal to the Connecticut Department of Energy and Environmental Protection (DEEP) to build, own or operate one or more generation facilities up to 10 MWs using Class 1 renewable energy.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects.  These contracts and the associated cost recovery have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are recoverable through electric rates.  In January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves an ROE equal to UI’s then currently allowed distribution ROE, which was 8.75%, over the life of the facility.  UI had requested an ROE of 9.5% for the renewable connections projects.  In September 2012 PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

On July 8, 2013, DEEP issued a request for proposals (RFP) for energy and/or RECs from Class I renewable resources in accordance with Public Act 13-303 (PA 13-303).  Under PA 13-303, DEEP will select winning bidders and may direct UI to enter into contracts for energy and/or RECs in a quantity up to 4% of UI’s distribution load.  Contracts are expected to be executed in the third quarter of 2013.  PA 13-303 provides that costs of any such agreement reasonably incurred by the electric utility are recoverable from customers.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is substantially complete, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project being studied now as part of the "Greater Hartford Central Connecticut Study" (GHCC) due to the expanded scope of ISO-NE’s reassessment.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in late 2013 or early 2014.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain NEEWS transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement (O&M Agreement) with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement.  Such termination would have no effect on the assets previously transferred to UI.

As of June 30, 2013, UI has made aggregate deposits of $34 million under the Agreement.  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, at which time the O&M Agreement became effective.  In February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project, to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.3 million and $0.4 million in the three-month periods ended June 30, 2013 and 2012, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.9 million and $0.7 million in the six-month periods ended June 30, 2013 and 2012, respectively.

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

GenConn filed a rate case request with PURA on June 28, 2013, seeking approval of 2014 revenue requirements for the annual period commencing January 1, 2014 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2013.

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

In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  Settlement proceedings terminated without a settlement, and a hearing was held in May 2013.  Pursuant to the procedural schedule, the ROE submissions of docket participants were updated in April 2013.  In the updates, the state complainants argued for a base ROE of 8.9%; municipal utilities in Massachusetts requested a base ROE of 8.5%; and FERC trial staff submitted testimony to support a base ROE of 8.93%.  The New England transmission owners’ April 2013 update supports the continuation of the base ROE of 11.14%.  An initial decision by the hearing judge is expected in the third quarter of 2013 and the FERC is expected to issue a final decision in 2014.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011, for a period of 15 months.

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.   With a proposed 10.25% ROE, the change is designed to produce additional annual base delivery rate revenues of approximately $19.7 million, which is 6.3% above the projected revenues produced by CNG's existing rate schedules, and which will support capital investments as well as the expansion of the availability of gas service in response to Connecticut’s Comprehensive Energy Strategy.  In addition, the application includes a proposed revenue-per-customer based decoupling mechanism as well as a tracking mechanism for timely recovery of costs associated with an accelerated infrastructure replacement program.  PURA is expected to issue a final decision late in the fourth quarter of 2013, or early in the first quarter of 2014.

(D)	SHORT‑TERM CREDIT ARRANGEMENTS

As of June 30, 2013, UIL Holdings had $44 million outstanding under a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2014 and June 16, 2014.  Available credit under the UIL Holdings Credit Facility at June 30, 2013 totaled $351.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the facility’s expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

Additionally, as of June 30, 2013, UIL Holdings had $100 million outstanding under a credit agreement that expires on October 31, 2013.

(E)	INCOME TAXES

The combined statutory federal and state income tax rate for UIL Holdings for the three and six-month periods ended June 30, 2013 and 2012 was 40.9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and six-month periods ended June 30, 2013 were 37.0% and 36.9%, respectively, as compared to 44.3% and 40.4% for each of the three and six-month periods ended June 30, 2012.  The decrease in the effective book income tax rates for the 2013 periods is due to the anticipated completion of the recovery of the CTA rate base in the fourth quarter of 2013.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Depreciation and Amortization
Property, plant and equipment depreciation	$29,567	$27,908	$58,918	$54,495
Amortization of nuclear plant regulatory assets	11,482	10,405	23,153	21,161
Amortization of other regulatory assets	4,607	4,722	13,680	13,926
Other amortization	13	13	25	25
Total Amortization	16,102	15,140	36,858	35,112
Total Depreciation and Amortization	$45,669	$43,048	$95,776	$89,607

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$15,129	$12,421	$37,093	$31,852
Local real estate and personal property	11,008	9,575	21,999	18,764
Payroll taxes	1,722	1,732	4,515	3,630
Other	221	94	339	176
Total Taxes - Other than Income Taxes	$28,080	$23,822	$63,946	$54,422

Other Income and (Deductions), net
Interest income	$442	$653	$1,206	$1,075
Allowance for funds used during construction - equity	2,797	1,636	5,334	3,884
Allowance for funds used during construction - debt	1,966	1,634	4,336	3,804
Weather Insurance	(24)	-	-	3,488
Miscellaneous other income and (deductions) - net	23	949	(311)	1,538
Total Other Income and (Deductions), net	$5,204	$4,872	$10,565	$13,789

(G)	PENSION AND OTHER BENEFITS

During the six-months ended June 30, 2013, UIL Holdings made pension contributions of $38.3 million.  In July 2013, an additional contribution of approximately $8.3 million was made.  Additional contributions during the remainder of 2013 are expected to be approximately $9 million in the aggregate.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three and six‑month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,392	$6,016	$962	$802
Interest cost	19,976	20,736	2,768	3,124
Expected return on plan assets	(25,726)	(22,438)	(1,296)	(1,252)
Amortization of:
Prior service costs	302	324	(26)	(34)
Transition obligation	-	-	-	196
Actuarial loss	10,416	6,588	888	482
Net periodic benefit cost	$12,360	$11,226	$3,296	$3,318

	Three and Six Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2013		2012		2013		2012

Discount rate	4.00% - 4.25%		5.05% - 5.30%		4.00% - 4.25%		5.05% - 5.30%
Average wage increase	3.50% - 3.80%		3.50% - 3.80%		N/	A	N/	A
Return on plan assets	7.75% - 8.00%		7.75% - 8.00%		5.56% - 8.00%		5.56% - 8.00%
Composite health care trend rate (current year)	N/	A	N/	A	7.50%		8.00%
Composite health care trend rate (2018 forward)	N/	A	N/	A	5.00%		5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for each of the three-month periods ended June 30, 2013 and 2012 totaled $0.4 million and $1.4 million, respectively.  UIL Holdings’ lease payments for this office space for each of the six-month periods ended June 30, 2013 and 2012 totaled $0.7 million and $4.0 million, respectively.  The decrease in lease payments in 2013 is due to a reduction in office space utilized by UIL Holdings.

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.1 million as of June 30, 2013.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of groundwater monitoring and nuclear fuel storage, at least annually, and provides UI with a projected schedule depicting annual costs expected to be billed to UI.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On May 1, 2013, Connecticut Yankee filed an application with FERC to, among other things, reduce its rates and eliminate future decommissioning funding requirements for its owners.  On June 27, 2013, FERC issued a final decision which approved both the proposed rate reduction and the elimination of future decommissioning funding requirements.  As a result, UI’s obligation and corresponding regulatory asset have been eliminated as of June 30, 2013.  The final decision also allows Connecticut Yankee to distribute the DOE Phase I damage award, discussed below, to its owners and it incorporates Connecticut Yankee’s proposed periodic review mechanism related to the continued adequacy of the Nuclear Decommissioning Trust to meet its financial obligations.

DOE Spent Fuel Litigation

The Nuclear Waste Policy Act of 1982 (the Act) requires the United States Department of Energy (DOE) to dispose of spent nuclear fuel and other high-level waste (Nuclear Waste) from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act which required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In September 2010, the court issued its decision and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001.  In May 2012, the United States Court of Appeals affirmed the September 2010 United States Court of Federal Claims award.  Connecticut Yankee has received payment of the damage award and, in light of its ownership share, in July 2013 UI received approximately $3.8 million of such award which will be refunded to customers.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

A former generation site on the Mill River in New Haven owned by UI (English Station) was conveyed in 2000 by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of June 30, 2013, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims, and the plaintiffs filed an answer to UI’s counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act.  On October 12, 2012, the motion for summary judgment was denied without prejudice.  UI’s knowledge of the current conditions at the English Station site is insufficient to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  On May 8, 2013, UI requested a hearing before DEEP on the order.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site.

In April 1999, UI completed the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut’s electric utility industry restructuring legislation.  With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis, indicating that approximately $3.2 million in remediation expenses will be incurred.  Actual remediation costs may be higher or lower than what is currently estimated.  The required remediation is virtually all on transmission‑related property and UI has accrued these estimated expenses, which were recovered in transmission rates.

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil‑fired electric generating unit.  For several years, DEEP has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River.  Based on its own investigation to date, UI believes it has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of June 30, 2013.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As a result, as of June 30, 2013, no liabilities related to these properties have been recorded.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  UIL Holdings estimates that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will most likely amount to $4.3 million and has recorded a liability and offsetting regulatory asset for such expenses as of June 30, 2013.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of June 30, 2013, UIL Holdings has accrued approximately $2.0 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

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

UI also is pursuing an indemnification claim against the general contractor. The trial on the general contractor’s claims and UI’s indemnification claim concluded in December 2012.  Post-trial briefing and oral argument were completed in February of 2013.  A decision by the judge is expected in the third quarter of 2013.  UI expects to recover any amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.  In October 2012, the general contractor filed a complaint against UI with the FERC alleging that UI’s inclusion of certain costs incurred by UI in connection with the Middletown/Norwalk Transmission Project were not reasonably and/or prudently incurred and/or were not incurred in good faith by UI, and subsequently filed an amended complaint.  UI vigorously defended against these allegations and, on February 21, 2013, the FERC dismissed the complaint, without prejudice.

On April 30, 2013, an affiliate of the general contractor for the Middletown/Norwalk Transmission Project, purporting to act as a shareholder on behalf of UIL Holdings, filed a complaint against the UIL Holdings Board of Directors alleging that the directors breached a fiduciary duty by failing to undertake an independent investigation in response to a letter from the affiliate asking for an investigation regarding alleged improper practices by UI in connection with the Middletown/Norwalk Transmission Project.  The complaint seeks an order for such an investigation, and seeks recovery by the complainant of its expenses and costs in the action.  The defendants have filed a motion to dismiss which included an affidavit stating that an investigation had commenced shortly after receiving the letter from the affiliate.  UIL Holdings believes the claims are without merit and cannot presently estimate the potential liability, if any, as a result of this complaint.

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

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and other postretirement benefits, at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013	(In Thousands)
Assets:
Derivative assets	$-	$-	$58,700	$58,700
Noncurrent investments available for sale	10,322	-	-	10,322
Deferred Compensation Plan	3,516	-	-	3,516
Supplemental retirement benefit trust life insurance policies	-	6,953	-	6,953
	$13,838	$6,953	$58,700	$79,491

Liabilities:
Derivative liabilities	$-	$-	$212,042	$212,042
Long-term debt	-	1,790,907	-	1,790,907
	$-	$1,790,907	$212,042	$2,002,949

Net fair value assets/(liabilities), June 30, 2013	$13,838	$(1,783,954)	$(153,342)	$(1,923,458)

December 31, 2012
Assets:
Derivative assets	$-	$-	$79,838	$79,838
Noncurrent investments available for sale	9,902	-	-	9,902
Deferred Compensation Plan	3,745	-	-	3,745
Supplemental retirement benefit trust life insurance policies	-	6,438	-	6,438
	$13,647	$6,438	$79,838	$99,923

Liabilities:
Derivative liabilities	$-	$-	$255,443	$255,443
Long-term debt	-	1,886,440	-	1,886,440
	$-	$1,886,440	$255,443	$2,141,883

Net fair value assets/(liabilities), December 31, 2012	$13,647	$(1,880,002)	$(175,605)	$(2,041,960)

The derivative assets and liabilities consist primarily of CfDs and weather insurance contracts.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2013 or December 31, 2012 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  For information regarding the determination of the fair value of the weather insurance contracts, see Note (A) “Business Organization and Statement of Accounting Policies – Derivatives.”  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	0.00% - 1.03%
	Discount rate	1.96% - 2.70%
	Forward pricing ($ per MW)	$1.40 - $9.83

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of June 30, 2013 and December 31, 2012 in the active markets for the various funds within which the assets are held.

Fair value of long-term debt is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six-month period ended June 30, 2013.

Six Months Ended
June 30, 2013

Net fair value assets/(liabilities), December 31, 2012	$(175,605)

Unrealized gains and (losses), net Included in regulatory assets/(liabilities)	23,263
Settlements	(1,000)
Net fair value assets/(liabilities), June 30, 2013	$(153,342)

Change in unrealized gains (losses), net relating to net fair value assets/(liabilities), still held as of June 30, 2013	$23,263

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the six-month period ended June 30, 2013.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Six Months Ended
June 30, 2013
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2012	$176,605
Unrealized (gains) and losses, net	(23,263)
Net regulatory assets/(liabilities), June 30, 2013	$153,342

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION

UIL Holdings is organized between Electric Distribution, Electric Transmission and Gas Distribution reporting segments based on several factors including, but not limited to, the nature of each segment’s products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.     The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non‑utility activities and unallocated corporate costs, including minority interest investments and administrative costs.  Revenues from inter‑segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.

	Three months ended June 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$129,084	$56,374	$185,458	$133,580	$36	$319,074
Purchased power and gas	30,193	-	30,193	58,910	-	89,103
Operation and maintenance	44,433	10,722	55,155	40,700	(1,385)	94,470
Transmission wholesale	-	18,517	18,517	-	-	18,517
Depreciation and amortization	22,131	4,044	26,175	18,524	970	45,669
Taxes - other than income taxes	11,331	7,483	18,814	9,163	103	28,080
Operating Income (Loss)	20,996	15,608	36,604	6,283	348	43,235

Other Income and (Deductions), net	3,064	1,304	4,368	325	511	5,204

Interest Charges, net	6,806	3,213	10,019	7,712	6,091	23,822

Income from Equity Investments	3,848	-	3,848	-	-	3,848

Income (Loss) Before Income Taxes	21,102	13,699	34,801	(1,104)	(5,232)	28,465

Income taxes	8,959	4,802	13,761	(244)	(2,986)	10,531

Net Income (Loss)	12,143	8,897	21,040	(860)	(2,246)	17,934
Less:

Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	10	-	10
Net Income (Loss) attributable to UIL Holdings	$12,143	$8,897	$21,040	$(870)	$(2,246)	$17,924

	Three months ended June 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$128,782	$50,404	$179,186	$103,618	$38	$282,842
Purchased power and gas	34,358	-	34,358	39,953	-	74,311
Operation and maintenance	42,403	9,854	52,257	36,240	(577)	87,920
Transmission wholesale	-	17,234	17,234	-	-	17,234
Depreciation and amortization	20,998	3,662	24,660	17,948	440	43,048
Taxes - other than income taxes	9,917	5,893	15,810	7,921	91	23,822
Operating Income (Loss)	21,106	13,761	34,867	1,556	84	36,507

Other Income and (Deductions), net	2,429	1,005	3,434	1,268	170	4,872

Interest Charges, net	7,212	3,333	10,545	7,391	5,800	23,736

Income from Equity Investments	3,915	-	3,915	-	-	3,915

Income (Loss) Before Income Taxes	20,238	11,433	31,671	(4,567)	(5,546)	21,558

Income taxes	9,333	3,663	12,996	(1,366)	(2,084)	9,546

Net Income (Loss)	10,905	7,770	18,675	(3,201)	(3,462)	12,012
Less:

Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	13	-	13
Net Income (Loss) attributable to UIL Holdings	$10,905	$7,770	$18,675	$(3,214)	$(3,462)	$11,999

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Six months ended June 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$270,590	$112,582	$383,172	$483,871	$70	$867,113
Purchased power and gas	68,682	-	68,682	278,177	-	346,859
Operation and maintenance	89,532	21,680	111,212	75,225	(2,708)	183,729
Transmission wholesale	-	37,335	37,335			37,335
Depreciation and amortization	44,527	7,971	52,498	41,313	1,965	95,776
Taxes - other than income taxes	23,470	14,794	38,264	25,359	323	63,946
Operating Income (Loss)	44,379	30,802	75,181	63,797	490	139,468

Other Income and (Deductions), net	7,153	2,719	9,872	(532)	1,225	10,565

Interest Charges, net	13,746	6,341	20,087	14,908	12,139	47,134

Income from Equity Investments	7,660	-	7,660	-	-	7,660

Income (Loss) Before Income Taxes	45,446	27,180	72,626	48,357	(10,424)	110,559

Income taxes	18,857	9,584	28,441	17,740	(5,363)	40,818

Net Income (Loss)	26,589	17,596	44,185	30,617	(5,061)	69,741
Less:

Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	26	-	26
Net Income (Loss) attributable to UIL Holdings	$26,589	$17,596	$44,185	$30,591	$(5,061)	$69,715

	Six months ended June 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$269,895	$99,797	$369,692	$370,889	$79	$740,660
Purchased power and gas	75,016	-	75,016	190,758	-	265,774
Operation and maintenance	87,472	20,951	108,423	66,156	(972)	173,607
Transmission wholesale	-	33,282	33,282	-	-	33,282
Depreciation and amortization	41,477	7,155	48,632	40,089	886	89,607
Taxes - other than income taxes	20,626	11,602	32,228	22,100	94	54,422
Operating Income (Loss)	45,304	26,807	72,111	51,786	71	123,968

Other Income and (Deductions), net	7,485	2,026	9,511	3,914	364	13,789

Interest Charges, net	14,490	6,894	21,384	14,211	11,387	46,982

Income from Equity Investments	8,402	-	8,402	-	-	8,402

Income (Loss) Before Income Taxes	46,701	21,939	68,640	41,489	(10,952)	99,177

Income taxes	21,566	6,754	28,320	16,230	(4,461)	40,089

Net Income (Loss)	25,135	15,185	40,320	25,259	(6,491)	59,088
Less:

Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	39	-	39
Net Income (Loss) attributable to UIL Holdings	$25,135	$15,185	$40,320	$25,220	$(6,491)	$59,049

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total (2)
Total Assets at June 30, 2013	$-	$-	$2,883,288	$1,981,799	$9,961	$4,875,048

Total Assets at December 31, 2012	$-	$-	$2,875,765	$1,993,560	$90,042	$4,959,367

(1)	Information for segmenting total assets between Distribution and Transmission is not available. Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column. Net plant in service is segregated by segment and, as of June 30, 2013, was $1,088.1 million and $638.7 million for Distribution and Transmission, respectively. As of December 31, 2012, net plant in service was $1,058.6 million and $607.8 million for Distribution and Transmission, respectively.
(2)	Includes $266.2 million of goodwill in the Gas Distribution segment as of June 30, 2013.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

UI is also party to a 50-50 joint venture with certain affiliates of NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively GenConn), operates two peaking generation plants in Connecticut.

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

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  Included in this request is the initiation of the recovery of UI’s storm regulatory asset of approximately $53 million for previously incurred storm costs not included in rates.  UI’s application proposed a six-year recovery period for these costs along with the establishment of a storm reserve of $2 million per year to help address future storm costs, and the ability to defer additional storm costs above the reserve amount as a regulatory asset for recovery in a future proceeding.  UI does not currently have a storm reserve funded in rates.  In addition, UI proposed to use revenue from other sources, such as the 2010 and 2012 earning sharing amounts owed to customers along with anticipated excess CTA revenue collections, to recover increased distribution revenue requirements through the end of 2013, which would allow the implementation of the proposed distribution rate increase to be deferred until January 1, 2014 coincident with the expiration of the CTA.

Index
On July 30, 2013, PURA issued a draft decision which, if adopted without change as the final decision, would, among other things, increase the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continue UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, and continue the existing decoupling mechanism.  The draft decision would also disallow approximately $16 million in deferred major storm costs and approximately $21 million of the capital costs related to UI’s recently completed administrative and operations buildings.  UI believes these disallowances are contrary to the evidence on the record, applicable law, ratemaking principles and PURA precedent.  If these disallowances were adopted in the final decision, UI would likely have to record a pretax write off of as much as $37 million in the third quarter.  On August 6, 2013, UI filed its written exceptions to the draft decision, addressing these and other aspects of the draft decision that UI submits should be changed in a final decision.  UI will participate in oral arguments on August 12, 2013.  A final decision is expected on August 14, 2013.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which was proposed to be collected from customers beginning in the first quarter of 2013, pending PURA approval.  On April 4, 2013, UI filed its 2012 rate year decoupling results.  The 2012 decoupling results included an adjustment of approximately $6.4 million.  As PURA has not issued a decision on the 2011 decoupling results filing, UI has proposed that the results of the 2011 and 2012 decoupling filings be combined into one rate adjustment to be collected from customers over a 12-month period beginning in the fourth quarter of 2013.  PURA is expected to rule on this filing in the third quarter of 2013.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through September 30, 2013.

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

In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  Settlement proceedings terminated without a settlement, and a hearing was held in May 2013.  Pursuant to the procedural schedule, the ROE submissions of docket participants were updated in April 2013.  In the updates, the state complainants have argued for a base ROE of 8.9%; municipal utilities in Massachusetts requested a base ROE of 8.5%; and FERC trial staff submitted testimony to support a base ROE of 8.93%.  The New England transmission owners’ April 2013 update supports the continuation of the base ROE of 11.14%. An initial decision by the hearing judge is expected in the third quarter of 2013 and the FERC is expected to issue a final decision in 2014.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May 2012 order established a refund effective date of October 1, 2011, for a period of 15 months.

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

Index
Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of June 30, 2013, UI would have had to post an aggregate of approximately $8.2 million in collateral.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase renewable energy credits (RECs) from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address these requirements and in April 2012, PURA approved the program.  Under the program to date, UI has entered into contracts totaling up to $2.1 million annually in payments for 15-year delivery terms commencing in 2013 and 2014.  UI is in the process of evaluating bids received in June 2013 that are expected to result in additional contracts totaling over $2 million annually for 15-year delivery terms commencing in 2014.

PA 11-80 also allows for the development of up to 30 MW of grid-connected renewable energy.  Under PA 11-80, regulated electric utility companies are permitted to submit a proposal to the Connecticut Department of Energy and Environmental Protection (DEEP) to build, own or operate one or more generation facilities up to 10 MWs using Class 1 renewable energy.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects.  These contracts, and the associated cost recovery, have been approved by   DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are recoverable through electric rates.  In January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves an ROE equal to UI’s then currently allowed distribution ROE, which was currently 8.75%, over the life of the facility.  UI had requested an ROE of 9.5% for the renewable connections projects.  In September 2012 PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  UI’s participation in the program is voluntary.

On July 8, 2013, DEEP issued a request for proposals (RFP) for energy and/or RECs from Class I renewable resources in accordance with Public Act 13-303 (PA 13-303).  Under PA 13-303, DEEP will select winning bidders and may direct UI to enter into contracts for energy and/or RECs in a quantity up to 4% of UI’s distribution load.  Contracts are expected to be executed in the third quarter of 2013.  PA 13-303 provides that costs of any such agreement reasonably incurred by the electric utility are recoverable from customers.

Index
Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been prudently incurred, or will be incurred, to meet UI’s public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized ROE portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the six-months ended June 30, 2013 and 2012 were $0.5 million and $1.3 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $19.8 million and $19.0 million the six-months ended June 30, 2013 and 2012, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $11 million as of June 30, 2013.  Based upon current projections, UI’s earnings generated from the CTA will be complete in the fourth quarter of 2013, as the CTA rate base will be fully amortized.  Cash flow from non-rate base stranded cost recovery is currently projected to be completed in 2013.  Depending upon the outcome of UI’s pending rate request, remaining CTA cash flows could end effective January 1, 2014, if PURA approves UI’s proposed rate treatment to recover all remaining CTA stranded costs in 2013.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is substantially complete, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project being studied now as part of the "Greater Hartford Central Connecticut Study" (GHCC) due to the expanded scope of ISO-NE’s reassessment.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in late 2013 or early 2014.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain NEEWS transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement (O&M Agreement) with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement.  Such termination would have no effect on the assets previously transferred to UI.

As of June 30, 2013, UI has made aggregate deposits of $34 million under the Agreement.  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, at which time the O&M Agreement became effective.  In February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project, to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.3 million and $0.4 million in the three-month periods ended June 30, 2013 and 2012, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.9 million and $0.7 million in the six-month periods ended June 30, 2013 and 2012, respectively.

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

GenConn filed a rate case request with PURA on June 28, 2013, seeking approval of 2014 revenue requirements for the annual period commencing January 1, 2014 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2013.

Index
As of June 30, 2013, UI’s equity investment in GenConn was $122.7 million.  UI’s pre-tax income from its equity investment in GenConn was $7.6 million and $8.4 million for the six-month periods ended June 30, 2013 and 2012, respectively.  The decline in 2013 earnings compared to 2012 is primarily due to the absence in the first quarter of 2013 of non-recurring adjustments recorded in the first quarter of 2012 largely relating to 2011.  UI’s pre-tax income from its equity investment in GenConn was $3.8 million and $3.9 million for the three-month periods ended June 30, 2013 and 2012, respectively.  UI received cash distributions from GenConn of $9.8 million and $12.9 million during the six‑month periods ended June 30, 2013 and 2012, respectively.    UI received cash distributions from GenConn of $9.8 million and $8.2 million during the three-month periods ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, there were no undistributed earnings from UI’s equity investment in GenConn.

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

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  UI requested a hearing before DEEP on the order on May 8, 2013.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site.  For more information, see “Contractual and Contingent Obligations” set forth in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012 and UIL Holdings’ Form 8-K filed April 19, 2013.

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.   With a proposed 10.25% ROE, the change is designed to produce additional annual base delivery rate revenues of approximately $19.7 million, which is 6.3% above the projected revenues produced by the CNG's existing rate schedules, and which will support capital investments as well as the expansion of the availability of gas service in response to Connecticut’s Comprehensive Energy Strategy.  In addition, the application includes a proposed revenue-per-customer based decoupling mechanism as well as a tracking mechanism for timely recovery of costs associated with an accelerated infrastructure replacement program.  PURA is expected to issue a final decision late in the fourth quarter of 2013 or early in the first quarter of 2014.

On June 14, 2013, CNG, SCG and Yankee Gas Services Company filed a comprehensive joint natural gas expansion plan (“Expansion Plan”) with PURA and DEEP outlining how they intend to meet the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and the recently enacted legislation pursuant to Public Act 13-298, “An Act Concerning Implementation of Connecticut’s Comprehensive Energy Strategy”.  The Expansion Plan outlines a structured approach to add approximately 280,000 new gas heating customers state-wide over the next 10 years.  The Expansion Plan includes a set of recommendations designed to help meet the 280,000 new customer goal, including providing more flexibility in the process of adding new customers to keep the customer “utility hook up” costs down, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, along with tools to help fund conversion costs and allowing utilities to secure additional pipeline capacity coming into Connecticut .  A decision from PURA is expected in the fourth quarter of 2013.

Index
UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of June 30, 2013, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 73.8% of the total amount of assets, and 10.6 % of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the CfDs is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL Holdings performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the CfDs are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, UIL Holdings had $24.6 million of unrestricted cash and temporary cash investments.  This represents an increase of $6.7 million from the corresponding balance at December 31, 2012.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2012	$17.9

Net cash provided by operating activities	234.2

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(144.0)
Deposits in NEEWS	(0.5)
Cash distributions from GenConn	2.1
Restricted cash (1)	1.2
Other	0.1
(141.1)

Net cash provided by (used in) financing activities:
Line of credit borrowings (repayments), net	(43.0)
Dividend payments	(43.8)
Other financing activities	0.4
(86.4)

Net change in cash	6.7

Unrestricted cash and temporary cash investments, June 30, 2013	$24.6

(1) As of June 30, 2013, UIL Holdings had $1.6 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Index
Cash Flows

UIL Holdings expects to fund capital requirements that exceed available cash through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the credit facilities discussed below, UIL Holdings expects to satisfy future external financing needs by the issuance of additional equity and/or short‑term and long‑term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, general economic conditions and UIL Holdings’ future income and cash flow.

UI received distributions of $9.8 million from GenConn during the six-month period ended June 30, 2013.

Other Sources of Funding

UIL Holdings, UI, CNG, SCG, and Berkshire are parties to a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  The aggregate borrowing limit under the UIL Holdings Credit Facility is $400 million, all of which is available to UIL Holdings, $250 million of which is available to UI, $150 million of which is available to each of CNG and SCG, and $25 million of which is available to Berkshire, all subject to the aggregate limit of $400 million. The UIL Holdings Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). The UIL Holdings Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of June 30, 2013, there was $44 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings also has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2014 and June 16, 2014. Available credit under the UIL Holdings Credit Facility at June 30, 2013 totaled $351.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the facility’s expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

UIL Holdings filed a shelf registration statement with the Securities and Exchange Commission (SEC) in March 2012.  UIL Holdings may, from time to time, sell debt, equity or other securities under the registration statement in one or more transactions. The registration statement expires in March 2015.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  UI was authorized to use the proceeds from the sale of the Proposed Notes for the following purposes:  (1) to finance capital expenditures; (2) the repayment of an equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short‑term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

To afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market, PURA also approved UI’s request to refund $64.5 million principal amount of tax-exempt bonds outstanding with the proceeds of the issuance of new bonds.  UI continuously monitors conditions in the municipal bond market and plans to refund these bonds at such time market conditions and financing terms are economically favorable.

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

Uses of Funds

During the six-months ended June 30, 2013, UIL Holdings made pension contributions of $38.3 million.  In July 2013, an additional contribution of approximately $8.3 million was made.  Additional contributions during the remainder of 2013 are expected to aggregate approximately $9 million.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of June 30, 2013.

2013 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2013 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2013 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012 are those that depend most heavily on these judgments and estimates.  As of June 30, 2013, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of June 30, 2013, UIL Holdings had certain immaterial guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012 that UIL Holdings expects to have a material impact on its consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for three and six-month periods ended June 30, 2013 and 2012, are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Second Quarter 2013 vs. Second Quarter 2012

	Quarter Ended	Quarter Ended	2013 More (Less)
	June 30, 2013	June 30, 2012	than 2012

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$21.0	$18.7	$2.3
Gas Distribution	(0.9)	(3.2)	2.3
Non-Utility	(2.2)	(3.5)	1.3
Net Income attributable to UIL Holdings	$17.9	$12.0	$5.9

EPS
Electric Distribution and Transmission	$0.41	$0.37	$0.04
Gas Distribution	(0.02)	(0.06)	0.04
Non-Utility	(0.04)	(0.07)	0.03
Total EPS - Basic	$0.35	$0.24	$0.11

Total EPS - Diluted	$0.35	$0.23	$0.12

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $6.3 million, from $179.2 million in the second quarter of 2012 to $185.5 million in the second quarter of 2013.  Retail revenue increased $7.8 million, which was primarily attributable to increases in distribution sales volume resulting from colder temperatures in the first six months of 2013 compared to the first six months of 2012.  Retail sales increased by 31 million kWh, from 1,241 million kWh in the second quarter of 2012, to 1,272 million kWh in the second quarter of 2013.  Retail sales normalized for the weather impact increased 29 million kWh, from 1,228 million kWh in the second quarter of 2012, to 1,257 million kWh in the first quarter of 2013.  Other revenues decreased $1.5 million, which was primarily attributable to lower transmission revenue as well as the distribution revenue decoupling adjustment partially offset by the net activity of the generation services charge (GSC) “working capital allowance” due to timing difference.

Index
Purchased power expense decreased by $4.2 million, from $34.4 million in the second quarter of 2012 to $30.2 million in the second quarter of 2013.  The decrease was primarily attributable to decreased costs of procured power partially offset by an increased sales volume, as discussed above.

UI’s O&M expense increased by $2.9 million, from $52.3 million in the second quarter of 2012 to $55.2 million in the second quarter of 2013.  The increase was primarily attributable to increased uncollectible accounts and increased employee pension and benefits expense partially offset by a decrease in rent expense due to a reduction in office space utilized by UIL Holdings.

UI’s transmission wholesale expenses increased by $1.3 million, from $17.2 million in the second quarter of 2012 to $18.5 million in the second quarter of 2013.  The increase was primarily attributable to higher regional transmission expenses, a portion of which UI pays based upon its relative load and which are recoverable through rates.

Depreciation and amortization expense increased by $1.5 million, from $24.7 million in the second quarter of 2012 to $26.2 million in the second quarter of 2013. The increase was primarily attributable to an increase in the amortization of the CTA regulatory asset.

Taxes other than income taxes increased by $3.0 million, from $15.8 million in the second quarter of 2012 to $18.8 million in the second quarter of 2013.  The increase was primarily attributable to higher gross receipts tax as well as an increase in property taxes due to increases in plant and equipment.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $12.1 million in the second quarter of 2013, an increase of $1.2 million, compared to the second quarter of 2012.  The increase was primarily attributable to increased rate base in 2013 resulting in the absence of after-tax earnings sharing that was recorded in 2012.

Transmission

The transmission business had total net income of $8.9 million in the second quarter of 2013, an increase of $1.1 million, compared to the second quarter of 2012.  The increase was primarily attributable to an increase in rate base.

Gas Distribution

The Gas Companies’ operating revenue increased by $30.0 million, from $103.6 million in the second quarter of 2012 to $133.6 million in the second quarter of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, which was largely offset by increased purchased gas expense, as well as the impact of colder weather, increased per customer usage in the second quarter of 2013 compared to the second quarter of 2012,  customer growth and increased conservation expense recovery.  Temperatures were colder in the second quarter of 2013 compared to the second quarter of 2012 which resulted in a 34.0% increase in heating degree days in the second quarter of 2013.  The colder temperatures and increased per customer usage in the second quarter of 2013 compared to the second quarter of 2012 resulted in a $6.4 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in the second quarter of 2013.  Retail sales increased by 3.0 million mcf, from 10.0 million mcf in the second quarter of 2012, to 13.0 million mcf in the second quarter of 2013.  The customer growth in the second quarter of 2013 compared to the second quarter of 2012 resulted in a $1.5 million increase, pre-tax, in gross margin in the second quarter of 2013.

Purchased gas expense increased by $18.9 million, from $40.0 million in the second quarter of 2012 to $58.9 million in the second quarter of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, and colder weather in the second quarter of 2013 compared to the second quarter of 2012.

Index
The Gas Companies’ O&M expense increased by $4.5 million, from $36.2 million in the second quarter of 2012 to $40.7 million in the second quarter of 2013.  The increase was primarily attributable to increased pension and benefits, conservation and payroll expenses.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ taxes other than income taxes increased by $1.3 million, from $7.9 million in the second quarter of 2012 to $9.2 million in the second quarter of 2013.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $2.2 million, or $0.04 per share, in the second quarter of 2013 compared to net after-tax costs of $3.5 million, or $0.07 per share, in the second quarter of 2012.  The decrease was primarily attributable to tax benefits associated with unitary filing requirements for state income taxes.

First Six Months 2013 vs. First Six Months 2012

	Six Months Ended	Six Months Ended	2013 More (Less)
	June 30, 2013	June 30, 2012	than 2012

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$44.2	$40.3	$3.9
Gas Distribution	30.6	25.2	5.4
Non-Utility	(5.1)	(6.5)	1.4
Net Income attributable to UIL Holdings	$69.7	$59.0	$10.7

EPS
Electric Distribution and Transmission	$0.86	$0.79	$0.07
Gas Distribution	0.60	0.50	0.10
Non-Utility	(0.09)	(0.13)	0.04
Total EPS - Basic	$1.37	$1.16	$0.21

Total EPS - Diluted	$1.36	$1.16	$0.20

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $13.5 million, from $369.7 million in the first six months of 2012 to $383.2 million in the first six months of 2013.  Retail revenue increased $12.5 million, which was primarily attributable to increases in distribution sales volume resulting from colder temperatures in the first six months of 2013 compared to the first six months of 2012.  Retail sales increased by 46 million kWh, from 2,539 million kWh in the first six months of 2012, to 2,585 million kWh in the first six months of 2013.  Retail sales normalized for the weather impact increased 5 million kWh, from 2,568 million kWh in the first six months of 2012, to 2,573 million kWh in the first quarter of 2013.  Other revenues increased $1.0 million, which was primarily attributable the net activity of the GSC “working capital allowance” due to timing difference partially offset by the distribution revenue decoupling adjustment and the systems benefit charge (SBC) “working capital allowance” due to timing difference.

Purchased power expense decreased by $6.3 million, from $75.0 million in the first six months of 2012 to $68.7 million in the first six months of 2013.  The decrease was primarily attributable to decreased costs of procured power partially offset by an increased sales volume, as discussed above.

UI’s O&M expense increased by $2.8 million, from $108.4 million in the first six months of 2012 to $111.2 million in the second quarter of 2013.  The increase was primarily attributable to increased uncollectible accounts and increased employee pension and benefits expense partially offset by a decrease in rent expense due to a reduction in office space utilized by UIL Holdings.

Index
UI’s transmission wholesale expenses increased by $4.0 million, from $33.3 million in the first six months of 2012 to $37.3 million in the first six months of 2013.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

Depreciation and amortization expense increased by $3.9 million, from $48.6 million in the first six months of 2012 to $52.5 million in the first six months of 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment as well as an increase in the amortization of the CTA regulatory asset.

Taxes other than income taxes increased by $6.1 million, from $32.2 million in the first six months of 2012 to $38.3 million in the first six months of 2013.  The increase was primarily attributable to higher gross receipts tax as well as an increase in property taxes due to increases in plant and equipment.

UI’s interest charges decreased by $1.3 million, from $21.4 million in the first six months of 2012 to $20.1 million in the first six months of 2013.  The decrease is primarily attributable to lower line of credit interest expense.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $26.6 million in the first six months of 2013, an increase of $1.5 million, compared to the first six months of 2012.  The increase was primarily attributable to increased rate base in 2013 resulting in the absence of after-tax earnings sharing that was recorded in 2012.

Transmission

The transmission business had total net income of $17.6 million in the first six months of 2013, an increase of $2.4 million, compared to the first six months of 2012.  The increase was primarily attributable to an increase in rate base and an increase in allowance for funds used during construction.

Gas Distribution

The Gas Companies’ operating revenue increased by $113.0 million, from $370.9 million in the first six months of 2012 to $483.9 million in the first six months of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, which was largely offset by increased purchased gas expense, as well as the impact of colder weather, increased per customer usage in the first six months of 2013 compared to the first six months of 2012, customer growth and increased conservation expense recovery.  Temperatures were colder in the first six months of 2013 compared to the first six months of 2012 which resulted in a 23.9% increase in heating degree days in the first six months of 2013.  The colder temperatures and increased per customer usage in the first six months of 2013 compared to the first six months of 2012 resulted in a $16.4 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in the first six months of 2013.  Retail sales increased by 6.5 million mcf, from 39.1 million mcf in the first six months of 2012, to 45.6 million mcf in the first six months of 2013.  The customer growth in the first six months of 2013 compared to the first six months of 2012 resulted in a $3.9 million increase, pre-tax, in gross margin in the first six months of 2013.

Purchased gas expense increased by $87.4 million, from $190.8 million in the first six months of 2012 to $278.2 million in the first six months of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, and colder weather in the first six months of 2013 compared to the first six months of 2012.

The Gas Companies’ O&M expense increased by $9.0 million, from $66.2 million in the first six months of 2012 to $75.2 million in the first six months of 2013.  The increase was primarily attributable to increased conservation, pension and benefits, payroll and uncollectible expenses.  Conservation expenses are fully offset by operating revenues.

Index
Depreciation and amortization expense increased by $1.2 million, from $40.1 million in the first six months of 2012 to $41.3 million in the first six months of 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

The Gas Companies’ taxes other than income taxes increased by $3.3 million, from $22.1 million in the first six months of 2012 to $25.4 million in the first six months of 2013.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as higher real estate, personal property and sales tax.

The Gas Companies’ other income and deductions decreased by $4.4 million, from $3.9 million of income in the first six months of 2012 to $0.5 million of deductions in the first six months of 2013.  The decrease was primarily attributable to the decrease in the fair value of the weather insurance contracts due to colder temperatures in the first six months of 2013 compared to the first six months of 2012.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $5.1 million, or $0.09 per share, in the first six months of 2013 compared to net after-tax costs of $6.5 million, or $0.13 per share, in the first six months of 2012.  The decrease was primarily attributable to tax benefits associated with unitary filing requirements for state income taxes.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2013.  As of June 30, 2013, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 12,292 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Share that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased*	Per Share	Programs	Programs
April 1-30	10,793	39.29	None	None
May 1-31	57	40.65	None	None
June 1-30	1,442	39.35	None	None
Total	12,292	39.30	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.	Exhibits.

(a)            Exhibits:

Exhibit No.	Description
*10.1	UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan, as amended and restated, dated May 14, 2013.
*10.2	Form of Annual Performance Share Agreement under the UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan, as amended and restated, dated May 14, 2013.
31.1	Certification of Periodic Financial Report.
31.2	Certification of Periodic Financial Report.
32	Certification of Periodic Financial Report.
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 6, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six-month periods ended June 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six-month periods ended June 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three and six-month periods ended June 30, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

*   Management contract or compensatory plan or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	8/6/2013	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer