Form 10-K/A
period 2012-12-31
UIL HOLDINGS CORP
filed 2013-09-10
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares outstanding of the registrant’s only class of common stock, as of September 6, 2013 was 50,712,507.

EXPLANATORY NOTE

UIL Holdings Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 21, 2013 (the “Original Filing”). The purpose of this Amendment No. 1 is to file Schedule I, together with the related report of the Company’s independent registered public accounting firm, which was inadvertently omitted from the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a)	1. Financial Statements (see Item 8):

*Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010

*Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

*Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010

*Consolidated Balance Sheet, December 31, 2012 and 2011

*Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

*Notes to Consolidated Financial Statements

Report of independent registered public accounting firm

2.    Financial Statement Schedules (see S-1 through S-4):

Schedule I – Condensed Financial Statements of Registrant for the years ended December 31, 2012, 2011 and 2010

*Schedule II ‑ Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

* Previously filed with Form 10-K filed for the fiscal year ended December 31, 2012.

3.    Exhibits:

Pursuant to Rule 12b‑32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1‑15052) and/or The United Illuminating Company (Commission File Number 1‑6788), are hereby incorporated by reference as exhibits to this report.

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

Exhibit No.	Description

4.9	Thirty-First Supplemental Indenture, dated November 1, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

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

10.2
Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL‑CIO (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

10.2a
Supplemental Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL‑CIO (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

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

10.4*
Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Form 8‑K filed with the Securities and Exchange Commission on January 11, 2006).

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

10.6*
Non‑Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000).

10.7*
Non‑Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 16, 2008 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012).

10.8*
UIL Holdings Corporation Non‑Employee Directors Change in Control Severance Plan (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2000).

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

10.26*
Amended and Restated UIL Holdings Corporation Deferred Compensation Plan Non-Grandfathered Benefit Provisions dated January 1, 2013 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012).

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the SEC on September 10, 2013, is formatted in Extensible Business Reporting Language (XBRL).

*      Management contract or compensatory plan or arrangement.

The foregoing list of exhibits does not include instruments defining the rights of the holders of certain long‑term debt of UIL Holdings Corporation and its subsidiaries where the total amount of securities authorized to be issued under the instrument does not exceed ten percent (10%) of the total assets of UIL Holdings Corporation and its subsidiaries on a consolidated basis; and UIL Holdings Corporation hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UIL Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UIL HOLDINGS CORPORATION
Date: September 10, 2013	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors
Of UIL Holdings Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 21, 2013 appearing in the Company's 2012 Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
February 21, 2013, except with respect to our opinion on Schedule I, as to which the date is September 10, 2013

PricewaterhouseCoopers LLP, 125 High Street, Boston, MA 02110
T: (617) 530 5000, F: (617) 530 5001, www.pwc.com/us

Schedule I – Condensed Financial Statements of Registrant

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(In Thousands except per share amounts)

	2012	2011	2010

Operating Revenues	$4,193	$353	$-

Operating Expenses
Operation and maintenance	639	548	451
Depreciation and amortization	2,530	306	-
Taxes - other than income taxes	156	10	7
Acquisition and closing related expenses	-	-	25,572
Total Operating Expenses	3,325	864	26,030
Operating Income	868	(511)	(26,030)

Other Income and (Deductions), net	351	(1,609)	(17)

Interest Charges, net	23,292	22,784	9,111

Equity in earnings of subsidiaries	117,083	113,081	77,208

Income Before Income Taxes	95,010	88,177	42,050

Income Taxes	(8,691)	(11,533)	(12,807)

Net Income	103,701	99,710	54,857
Net Income Attributable to Noncontrolling Interest	64	54	3
Net Income Attributable to Controlling Interest	$103,637	$99,656	$54,854

Average Number of Common Shares Outstanding - Basic	50,831	50,609	35,722
Average Number of Common Shares Outstanding - Diluted	51,108	50,926	36,083

Earnings Per Share of Common Stock - Basic:	$2.04	$1.96	$1.53

Earnings Per Share of Common Stock - Diluted:	$2.02	$1.95	$1.52

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(In Thousands)

	2012	2011	2010

Net Income	$103,701	$99,710	$54,857
Other Comprehensive Income (Loss)	(74)	(541)	166
Comprehensive Income (Loss)	103,627	99,169	55,023
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	64	54	3
Comprehensive Income Attributable to UIL Holdings	$103,563	$99,115	$55,020

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET
AS OF DECEMBER 31, 2012 AND 2011
(In Thousands)

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Unrestricted cash and temporary cash investments	$115	$2,664
Intercompany accounts receivable	3,264	6,398
Refundable taxes	24,101	-
Deferred income taxes	2,145	25,114
Other	4,553	16,697
Total Current Assets	34,178	50,873

Investments in Subsidiaries	1,689,917	1,546,033

Net Property, Plant and Equipment	60,588	27,870

Other Assets	6,095	7,434

Total Assets	$1,790,778	$1,632,210

LIABILITIES AND CAPITALIZATION
Current Liabilities
Line of credit borrowings	$157,000	$35,000
Accounts payable	22,242	10,325
Dividends payable	21,887	21,847
Other	21,079	19,970
Total Current Liabilities	222,208	87,142

Other Liabilities	4,934	3,928

Capitalization
Long-term debt, net of unamortized discount and premium	447,083	446,779

Net Common Stock Equity	1,116,553	1,094,361

Total Capitalization	1,563,636	1,541,140

Total Liabilities and Capitalization	$1,790,778	$1,632,210

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(In Thousands)

	2012	2011	2010

Net Cash provided by Operating Activities	$89,875	$162,538	$30,415

Cash Flows from Investing Activities
Acquisition of Gas Companies	-	11,211	(917,929)
Plant expenditures	(29,689)	(20,168)	-
Capital contributions to subsidiaries	(100,000)	(60,000)	-
Other	304	18	-
Net Cash (used in) Investing Activities	(129,385)	(68,939)	(917,929)

Cash Flows from Financing Activities
Issuance of common stock	1,943	200	502,220
Issuances of long-term debt	-	-	446,559
Payments on long-term debt	-	(49,286)	(4,286)
Line of credit borrowings (repayments), net	122,000	35,000	-
Payment of common stock dividend	(87,490)	(87,274)	(51,836)
Other	508	(107)	(3,931)
Net Cash provided by (used in) Financing Activities	36,961	(101,467)	888,726

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(2,549)	(7,868)	1,212
Balance at beginning of period	2,664	10,532	9,320
Balance at end of period	$115	$2,664	$10,532

Note 1.  Basis of Presentation

The accompanying condensed financial statements of UIL Holdings Corporation (Parent) should be read in conjunction with the consolidated financial statements and notes thereto of UIL Holdings Corporation (“Registrant”) included in Part II, Item 8. of UIL Holdings’ Form 10-K for the fiscal year ended December 31, 2012, to which these financial statements are being filed as an amendment on September 10, 2013.

Note 2.  Capitalization and Short-Term Credit Arrangements

See Notes to Consolidated Financial Statements in the Registrant’s Form 10-K for the fiscal year ended December 31, 2012, which is incorporated herein by reference, for disclosure of Parent’s capitalization information as described in Note B “Capitalization” and of line of credit borrowings as described in Note D “Short-Term Credit Arrangements.”

Note 3.  Related Party Transactions

Parent revenues from services provided to its subsidiaries are shown as operating revenues in the accompanying statements of income.  Intercompany Accounts Receivables and Payables at December 31, 2012 and 2011 are not material.

Note 4.  Contingencies

For a discussion of material contingencies see “Item 8.  Notes to Consolidating Financial Statements – Note J Commitments and Contingencies” in the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.