Form 10-K/A
period 2012-12-31
UIL HOLDINGS CORP
filed 2013-09-25
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

The number of shares outstanding of the registrant’s only class of common stock, as of September 20, 2013 was 50,712,507.

EXPLANATORY NOTE

UIL Holdings Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend Item 8 of Part II of its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 21, 2013, as amended by Amendment No. 1 thereto, filed September 10, 2013 (the “Original Filing”). The purpose of this Amendment No. 2 is to provide additional footnote disclosures regarding regulatory assets, stock-based compensation and restricted net assets in Note A and Note B.  No other revisions or amendments have been made to Part II, Item 8 or to any other portion of the Original Filing. This Amendment No. 2 does not otherwise update information in the Original Filing or Amendment No. 1 thereto to reflect facts or events occurring subsequent to the date of the Original Filing.  Currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 2.

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

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight‑line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by PURA and DPU.  Software service life is based upon management’s estimate of useful life.  The aggregate annual provisions for depreciation for the years 2012, 2011 and 2010 were approximately 3.5%, 3.3%, and 3.6%, respectively, of the original cost of depreciable property.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Impairment of Long‑Lived Assets and Investments

ASC 360 “Property, Plant, and Equipment” requires the recognition of impairment losses on long‑lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition.  If impairment arises, then the amount of any impairment is measured based on discounted cash flows or estimated fair value.

ASC 360 also requires that rate‑regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of ASC 980 must be assessed on an ongoing basis.  As discussed in the description of ASC 980 in this Note (A) under “Regulatory Accounting,” determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of UI, the Gas Companies and UIL Holdings.  At December 31, 2012, UI and the Gas Companies, as rate-regulated entities, did not have any assets that were impaired under this standard.

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

Income Taxes

In accordance with ASC 740 “Income Taxes,” UIL Holdings has provided deferred taxes for all temporary book‑tax differences using the liability method.  The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse.  In accordance with generally accepted accounting principles for regulated industries, UIL Holdings’ regulated subsidiaries have established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

certain of these temporary differences.  For ratemaking purposes, UIL Holdings’ regulated subsidiaries normalize all investment tax credits (ITCs) related to recoverable plant investments.

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

UI also has obligations under long‑term power contracts, the recovery of which is subject to regulation.  If UIL Holdings’ regulated utilities, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).  UIL Holdings expects its regulated utilities to continue to meet the criteria for application of ASC 980 for the foreseeable future.  If a change in accounting were to occur, it could have a material adverse effect on the earnings and retained earnings of the applicable regulated utility and UIL Holdings in that year and could also have a material adverse effect on the on going financial condition of the applicable regulated utility and UIL Holdings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Unless otherwise stated below, all of UIL Holding’s regulatory assets earn a return.  UIL Holdings’ regulatory assets and liabilities as of December 31, 2012 and 2011 included the following:

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(g) Asset life is equal to delivery term of related contracts (which vary from approximately 7 - 15 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K); amount, which does not earn a return, is fully offset by corresponding derivative asset/liability.
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
(k) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes decoupling ($7.9 million) and certain other amounts that are not currently earning a return.
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

UIL Holdings has identified the entities for which UI is required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) as VIEs.  In assessing these contracts for VIE identification and reporting purposes, UIL Holdings has aggregated the contracts based on similar risk characteristics and significance to UI.  UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these entities.  UI’s exposure to loss is primarily related to the purchase and resale of the RECs, but, any losses incurred are recoverable through electric rates.  For further discussion of RECs, see Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – New Renewable Source Generation.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Restricted stock activity for 2012 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested Balance – December 31, 2011	107,241	$28.12
Granted	25,747	$35.51
Forfeited	-	N/	A
Vested	(58,857)	$27.48
Nonvested Balance – December 31, 2012	74,131	$30.49

Performance share activity for 2012 is as follows:

	Number	Weighted Average
	of Performance	Grant Date
	Shares	Fair Value
Nonvested Balance – December 31, 2011	324,601	$27.43
Granted	122,302	$34.20
Forfeited	(10,220)	$31.10
Vested	(110,795)	$22.90
Nonvested Balance – December 31, 2012	325,888	$31.39

The weighted average grant date fair value of all restricted stock and performance shares granted during the year was $34.33, $33.33 and $28.43 for the years ended December 31, 2012, 2011 and 2010 respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock option transactions for 2012, 2011 and 2010 are as follows:

					Average
	Number		Option Price		Exercise
	of Options		per Share		Price
Balance – December 31, 2009	168,501		$21.68-$34.51		$30.32
Granted	-		N/	A	N/	A
Forfeited	(3,202)		N/	A	N/	A
Exercised	(30,305)		$21.68-$23.64		N/	A
Balance – December 31, 2010	134,994		$21.68-$34.51		$31.70
Granted	-		N/	A	N/	A
Forfeited	(7,910)		N/	A	N/	A
Exercised	(28,864)		$21.68-$31.25		N/	A
Balance – December 31, 2011	98,220		$21.68-$33.96		$33.39
Granted	-		N/	A	N/	A
Forfeited	(38,000)		N/	A	N/	A
Exercised	(56,887)		$31.25-$33.96		N/	A
Balance – December 31, 2012	3,333		$21.68		$21.68

Exercisable at December 31, 2010	134,994		$21.68-$34.51		$31.70
Exercisable at December 31, 2011	98,220		$21.68-$33.96		$33.39
Exercisable at December 31, 2012	3,333	(1)	$21.68		$21.68

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

The amount of restricted net assets as of December 31, 2012 was approximately $578.9 million, of which approximately $124.7 million related to UI’s equity investment in GenConn.  Substantially all of the respective utility’s properties are pledged as collateral for the applicable Senior Secured Medium Term Notes and First Mortgage Bonds.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2012 was 12 years, at an average interest rate of 5.6%.

The fair value of UIL Holdings’ long-term debt was $1.9 billion and $1.7 billion as of December 31, 2012 and 2011, respectively, which was estimated by UIL Holdings based on market conditions.  The expenses to issue long‑term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of pollution control revenue bonds.

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

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, PURA allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables. In 2009, PURA approved the recovery of these expenses over a four-year period beginning in 2009. As of December 31, 2012, the remaining regulatory asset was approximately $0.1 million.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(D)  SHORT‑TERM CREDIT ARRANGEMENTS

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

* Average short‑term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period.  The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.

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

During 2011, UIL Holdings incurred a net operating loss (NOL) for federal income tax purposes of approximately $136 million, which was primarily due to bonus depreciation on capital additions during that year.  UIL Holdings carried back approximately $33 million of the NOL and has received a refund amounting to $10.0 million of federal income taxes paid in the carryback years.  The remaining $103 million of the 2011 NOL and an additional $12 million of a prior years’ NOL were carried forward, of which an anticipated $39 million will be utilized for the 2012 tax year and the remainder utilized in the 2013 tax year.  As a result of the carryback of the NOL to prior years and the utilization of a portion of the NOL in 2012, UIL Holdings has accrued an Alternative Minimum Tax (AMT) liability of approximately $2.5 million as of December 31, 2012.  This AMT liability is available as an income tax credit which will be carried forward and applied to reduce UIL Holdings regular federal income tax liability in future years.

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

The goals of the asset investment strategy are to:

•	Achieve long‑term capital growth while maintaining sufficient liquidity to provide for current benefit payments and UIL Holdings’ pension plan operating expenses.
•	Provide a total return that, over the long term, provides sufficient assets to fund UIL Holdings’ pension plan liabilities subject to an appropriate level of risk, contributions and pension expense.
•	Optimize the return on assets, over the long term, by investing primarily in a diversified portfolio of equities and additional asset classes with differing rates of return, volatility and correlation.
•	Diversify investments within asset classes to maximize preservation of principal and minimize over‑exposure to any one investment, thereby minimizing the impact of losses in single investments.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The discount rate for UIL Holdings’ postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI postretirement plan, the discount rate at December 31, 2012 and 2011 was 4.25%.  For the Gas Company postretirement plans, the December 31, 2012 discount rate was a composite rate of 4.0%, weighted by expected future cash outflows, compared to 5.05% for the previous year.

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

Pension Plans

The United Illuminating Company Pension Plan (the UI Pension Plan) covers the majority of employees of UIL Holdings Corporate and UI.  UI also has a non‑qualified supplemental pension plan for certain employees and a non‑qualified retiree‑only pension plan for certain early retirement benefits.

The Gas Companies have multiple qualified pension plans covering substantially all of their union and management employees.  These entities also have non‑qualified supplemental pension plans for certain employees.  The qualified pension plans are traditional defined benefit plans or cash balance plans for those hired on or after specified dates.  In some cases, neither of these plans is offered to new employees and have been replaced with enhanced 401(k) plans for those hired on or after specified dates.

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

Other Postretirement Benefits Plans

In addition to providing pension benefits, UI also provides other postretirement benefits, consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its other postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the UI Pension Plan and Serial Voluntary Employee Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund other postretirement benefits for UI’s non‑union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007. UI does not expect to make a contribution in 2013 to fund OPEB for non-union employees.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund other postretirement benefits for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 51% of UI’s employees are represented by Local 470‑1, Utility Workers Union of America, AFL‑CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed‑income securities.  UI does not expect to make a contribution in 2013 to fund other postretirement benefits for union employees.

SCG and CNG also have plans providing other postretirement benefits for substantially all of their employees.  These benefits consist primarily of health care, prescription drug and life insurance benefits, for retired employees and their dependents.  The eligibility for these benefits is determined by the employee’s date of hire, number of years of service, age and whether the employee belongs to a certain group, such as a union.  Dependents are also eligible at the employee’s date of retirement provided the retired participant pays the necessary contribution.  These plans are contributory with the level of participant’s contributions evaluated annually.  Benefits payments under these plans include annual caps for CNG participants hired after 1993 and SCG participants hired after 1996.  SCG non-union employees hired after November 1995 are not eligible for these benefits.  Union employees hired after April 1, 2010 and December 1, 2009 at SCG and CNG, respectively, are not eligible for these benefits.  As such, Gas Company OPEB liabilities are not especially sensitive to increases in the healthcare trend rate.  These plans are funded through a combination of 401(h) accounts and Voluntary Employee Benefit Association Trust (VEBA) accounts.  UIL Holdings did not make any contributions to these plans in 2012, nor does it currently plan to make a contribution in 2013.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

					Other Post-Retirement
	Pension Benefits				Benefits
	2012		2011		2012		2011
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$792,101		$776,131		$122,382		$130,633
Net transfer in due to acquistion of the Gas Companies	-		-		-		-
Service cost	12,032		12,574		1,604		2,164
Interest cost	41,470		40,484		6,246		6,634
Participant contributions	-		-		1,305		3,020
Actuarial (gain) loss	149,088		5,492		12,500		(9,072)
Benefits paid (including expenses)	(44,083)		(42,580)		(7,350)		(10,997)
Benefit obligation at end of year	$950,608		$792,101		$136,687		$122,382

Change in Plan Assets:
Fair value of plan assets at beginning of year	$548,122		$502,327		$37,573		$40,762
Net transfer in due to acquistion of the Gas Companies	-		-		-		-
Actual return on plan assets	71,595		13,848		4,092		501
Employer contributions	49,427		74,542		-		-
Participant contributions	-		-		1,305		3,020
Benefits paid (including expenses)	(44,083)		(42,596)		(4,430)		(6,711)
Fair value of plan assets at end of year	$625,061		$548,121		$38,540		$37,572

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$325,547		$243,980		$98,147		$84,810

Amounts Recognized in the Statement of Financial Position consist of:
Non-current assets	$-		$-		$-		$-
Current liabilities	$3,488		$914		$214		$194
Non-current liabilities	$322,059		$243,065		$97,933		$84,615

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-		$-		$-		$392
Prior service cost	859		1,506		45		(23)
Net (gain) loss	244,032		134,838		19,643		9,847
Total recognized as a regulatory asset	$244,891		$136,344		$19,688		$10,216

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$950,608		$776,133		N/	A	N/	A
Accumulated benefit obligation	$858,803		$709,235		N/	A	N/	A
Fair value of plan assets	$625,060		$532,595		N/	A	N/	A

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plans)	4.25%		5.30%		N/	A	N/	A
Discount rate (Non-Qualified Plans)	4.00%		5.05%		N/	A	N/	A
Discount rate (Other Post-Retirement Benefits)	N/	A	N/	A	4.00-4.25%		5.05-5.30%
Average wage increase	3.50-3.80%		3.50-3.80%		N/	A	N/	A
Health care trend rate (current year)	N/	A	N/	A	7.50%		8.00%
Health care trend rate (2019-2028 forward)	N/	A	N/	A	5.00%		5.00%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	For the Year Ended December 31,
	Pension Benefits						Other Post-Retirement Benefits
	2012		2011		2010		2012		2011		2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$12,032		$12,574		$7,675		$1,604		$2,164		$1,450
Interest cost	41,470		40,484		22,702		6,246		6,634		4,285
Expected return on plan assets	(44,874)		(42,588)		(20,739)		(2,503)		(2,965)		(1,910)
Amortization of:
Prior service costs	647		643		646		(69)		(101)		(103)
Transition obligation (asset)	-		-		-		392		1,020		1,058
Actuarial (gain) loss	13,173		14,032		(23,978)		965		2,008		690
Net periodic benefit cost	$22,448		$25,145		$(13,694)		$6,635		$8,760		$5,470

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Net (gain) loss	$122,368		$34,524		$21,425		$10,760		$(6,608)		$2,173
Amortization of:
Prior service costs	(647)		(626)		(646)		69		101		103
Transition obligation (asset)	-		-		-		(392)		(1,020)		(1,058)
Actuarial (gain) loss	(13,173)		(14,032)		23,978		(965)		(2,008)		(690)
Total recognized as regulatory asset	$108,548		$19,866		$44,757		$9,472		$(9,535)		$528

Total recognized in net periodic benefit costs and regulatory asset	$130,996		$45,011		$31,063		$16,107		$(775)		$5,998

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the period January 1, 2012 - December 31, 2012:
Amortization of transition obligation	$-		$-		$-		$-		$392		$1,020
Amortization of prior service cost	605		647		643		(50)		(69)		(101)
Amortization of net (gain) loss	20,808		13,173		14,032		1,939		965		2,008
Total estimated amortizations	$21,413		$13,820		$14,675		$1,889		$1,288		$2,927

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.05-5.30%		5.10-5.35%		5.00-5.35%		5.05-5.30%		5.15-5.30%		5.00-5.30%
Average wage increase	3.50-3.80%		3.50-3.80%		3.80-4.00%		N/	A	N/	A	N/	A
Return on plan assets	7.75-8.00%		8.25-8.50%		8.25-8.50%		5.56-8.00%		5.86-8.25%		5.89-8.25%
Health care trend rate (current year)	N/	A	N/	A	N/	A	8.00%		7.80-8.50%		8.10-8.50%
Health care trend rate (2019 forward)	N/	A	N/	A	N/	A	5.00%		4.50-5.00%		4.50-5.00%

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$836	$(676)
Accumulated post-retirement benefit obligation	$12,162	$(10,000)

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

From 1961 to 1976, UI owned a parcel of property in Derby, CT, on which it operated an oil‑fired electric generating unit.  For several years, DEEP has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. Based on its own investigation to date, UI believes it

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the Company) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

**Schedule I – Condensed Financial Statements of Registrant for the years ended December 31, 2012, 2011 and 2010

*Schedule II ‑ Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

* Previously filed with Form 10-K filed for the fiscal year ended December 31, 2012.
** Previously filed with Form 10-K/A Amendment No. 1 filed for the fiscal year ended December 31, 2012.

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

21.1	List of Subsidiaries of UIL Holdings Corporation (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

Exhibit No.	Description
32	Certification of Periodic Financial Report.

101.INS	The following financial information from the UIL Holdings Annual Report on Form 10-K/A for the year ended
101.SCH	December 31, 2012, filed with the SEC on September 25, 2013, is formatted in Extensible Business Reporting
101.CAL	Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and
101.LAB	2010, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012,
101.PRE	2011 and 2010, (iii) the Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011, (iv) the
101.DEF	Consolidated Statement of Cash Flows for the years ended December, 31 2012, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements.

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

UIL HOLDINGS CORPORATION
Date: September 25, 2013	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer