Form 10-Q
period 2013-09-30
UIL HOLDINGS CORP
filed 2013-11-04
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
Yes ☐            No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of October 30, 2013 was 56,462,507.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index
PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating Revenues	$316,478	$322,888	$1,183,591	$1,063,547

Operating Expenses
Operation
Purchased power	37,314	43,565	105,996	118,581
Natural gas purchased	37,343	51,570	315,520	242,328
Operation and maintenance	89,810	87,281	273,539	260,887
Transmission wholesale	28,659	26,565	65,994	59,847
Depreciation and amortization (Note F)	50,761	46,279	146,537	135,886
Taxes - other than income taxes (Note F)	32,389	28,502	96,335	82,924
Regulatory disallowances (Note C)	17,543	-	17,543	-
Total Operating Expenses	293,819	283,762	1,021,464	900,453
Operating Income	22,659	39,126	162,127	163,094

Other Income and (Deductions), net (Note F)	5,153	7,416	15,718	21,205

Interest Charges, net
Interest on long-term debt	21,896	21,578	65,272	64,505
Other interest, net	(106)	1,165	2,442	4,012
	21,790	22,743	67,714	68,517
Amortization of debt expense and redemption premiums	609	610	1,819	1,818
Total Interest Charges, net	22,399	23,353	69,533	70,335

Income from Equity Investments	3,930	3,421	11,590	11,823

Income Before Income Taxes	9,343	26,610	119,902	125,787

Income Taxes (Note E)	4,186	10,835	45,004	50,924

Net Income	5,157	15,775	74,898	74,863
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	13	26	39	65

Net Income attributable to UIL Holdings	$5,144	$15,749	$74,859	$74,798

Average Number of Common Shares Outstanding - Basic	50,989	50,799	50,956	50,760
Average Number of Common Shares Outstanding - Diluted	51,231	51,032	51,237	51,004

Earnings Per Share of Common Stock - Basic (Note A):	$0.10	$0.31	$1.47	$1.47

Earnings Per Share of Common Stock - Diluted (Note A):	$0.10	$0.31	$1.46	$1.46

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$5,157	$15,775	$74,898	$74,863
Other Comprehensive Income (Loss), net of deferred income taxes	250	350	456	551
Comprehensive Income	5,407	16,125	75,354	75,414
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	13	26	39	65
Comprehensive Income attributable to UIL Holdings	$5,394	$16,099	$75,315	$75,349

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
Current Assets
Unrestricted cash and temporary cash investments	$18,696	$17,857
Restricted cash	1,887	2,805
Accounts receivable less allowance of $13,609 and $11,867, respectively	200,314	238,986
Unbilled revenues	49,554	83,956
Current regulatory assets (Note A)	98,323	120,935
Natural gas in storage, at average cost	88,791	84,768
Deferred income taxes	28,591	41,605
Refundable taxes	-	1,686
Current portion of derivative assets (Note A)	9,063	12,671
Prepayments	25,521	11,907
Other	12,886	11,507
Total Current Assets	533,626	628,683

Other investments
Equity investment in GenConn (Note A)	126,609	124,799
Other	25,210	23,931
Total Other investments	151,819	148,730

Net Property, Plant and Equipment	2,930,507	2,787,354

Regulatory Assets (future amounts due from customers through the ratemaking process) (Note A)	909,864	1,014,515

Deferred Charges and Other Assets
Unamortized debt issuance expenses	15,356	16,625
Other long-term receivable	1,497	1,501
Derivative assets (Note A)	45,759	67,167
Goodwill	266,205	266,205
Other	11,145	28,587
Total Deferred Charges and Other Assets	339,962	380,085

Total Assets	$4,865,778	$4,959,367

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
Current Liabilities
Line of credit borrowings	$227,000	$187,000
Current portion of long-term debt	32,028	48,296
Accounts payable	109,667	189,991
Dividends payable	21,908	21,887
Accrued liabilities	75,623	85,132
Current regulatory liabilities (Note A)	7,135	21,284
Taxes accrued	40,797	18,235
Interest accrued	24,389	22,427
Current portion of derivative liabilities (Note A)	26,915	30,804
Total Current Liabilities	565,462	625,056

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	481,264	462,940

Regulatory Liabilities (future amounts owed to customers through the ratemaking process) (Note A)	487,170	445,156

Other Noncurrent Liabilities
Pension accrued	286,798	325,547
Connecticut Yankee contract obligation (Note J)	-	11,129
Other post-retirement benefits accrued	97,614	98,147
Derivative liabilities (Note A)	175,662	224,639
Other	50,302	49,506
Total Other Noncurrent Liabilities	610,376	708,968

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,591,517	1,600,354

Preferred Stock, not subject to mandatory redemption	340	340

Common Stock Equity
Common stock	939,177	936,702
Paid-in capital	21,422	20,400
Retained earnings	169,043	159,900
Accumulated other comprehensive income (loss)	7	(449)
Net Common Stock Equity	1,129,649	1,116,553

Total Capitalization	2,721,506	2,717,247

Total Liabilities and Capitalization	$4,865,778	$4,959,367

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$74,898	$74,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,356	137,704
Deferred income taxes	17,501	46,504
Allowance for funds used during construction (AFUDC) - equity	(8,085)	(5,473)
Stock-based compensation expense (Note A)	4,104	3,914
Pension expense	36,756	29,949
Undistributed (earnings) losses in equity investments	(11,622)	(11,990)
Deferred purchased gas	24,337	18,672
Deferred Transmission (income) expense	10,635	(19,822)
Regulatory disallowances (Note C)	17,543	-
Other non-cash items, net	2,360	20,812
Changes in:
Accounts receivable, net	36,930	(30,047)
Unbilled revenues	34,474	19,372
Natural gas in storage	(4,023)	19,099
Prepayments	(13,615)	(6,942)
Accounts payable	(54,889)	(41,532)
Cash distributions from GenConn	7,704	16,304
Interest accrued	1,962	3,735
Taxes accrued/refundable, net	24,248	34,441
Accrued liabilities	(5,065)	(1,685)
Accrued pension	(69,963)	(57,680)
Other assets	(512)	3,583
Other liabilities	(6,128)	(5,848)
Total Adjustments	193,008	173,070
Net Cash provided by Operating Activities	267,906	247,933

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(224,172)	(214,240)
Cash distributions from GenConn	2,063	1,300
Changes in restricted cash	918	3,377
Deposits in New England East West Solution (NEEWS) (Note C)	(982)	(5,885)
Other	350	810
Net Cash (used in) Investing Activities	(221,823)	(214,638)

Cash Flows from Financing Activities
Issuance of common stock	72	1,943
Issuances of long-term debt	-	203,500
Payments on long-term debt	(20,000)	(108,500)
Line of credit borrowings (repayments), net	40,000	(80,000)
Payment of common stock dividend	(65,695)	(65,602)
Other	379	(434)
Net Cash (used in) Financing Activities	(45,244)	(49,093)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	839	(15,798)
Balance at beginning of period	17,857	30,999
Balance at end of period	$18,696	$15,201

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$21,149	$26,944
Plant expenditures funded by deposits in NEEWS	$(18,469)	$(6,346)
Deposits in New England East West Solution (NEEWS)	$18,469	$6,346

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in UIL Holdings Corporation’s (UIL Holdings) Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended.

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

UI is also a party to a joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively with GCE Holding LLC, GenConn) operates peaking generation plants in Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown).

Basis of Presentation

The financial statements of UIL Holdings are prepared on a consolidated basis and therefore include the accounts of UIL Holdings’ majority-owned subsidiaries noted above.  The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

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

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of September 30, 2013 and December 31, 2012 were as follows:

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	September 30, 2013	December 31, 2012
	(In Thousands)
Gross derivative assets:
Current Assets	$9,063	$12,671
Deferred Charges and Other Assets	$45,759	$67,167

Gross derivative liabilties:
Current Liabilities	$26,915	$30,804
Noncurrent Liabilities	$175,662	$224,639

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

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of September 30, 2013, UI has recorded a gross derivative asset of $54.8 million, a regulatory asset of $147.8 million, and a gross derivative liability of $202.6 million ($134.0 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The unrealized gains and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three- and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$(5,585)	$(1,832)	$(28,849)	$(7,613)

Regulatory Liabilities - Derivative assets	$-	$(27)	$-	$(15)

The increased unrealized losses in the three- and nine-month periods ended September 30, 2013 compared to September 30, 2012 is primarily due to increases in forward pricing.

Weather Insurance Contracts

On an annual basis, the Gas Companies each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company; in addition, under certain of the contracts, if temperatures are colder than normal at a prescribed level for the contract period, the gas company is required to make a payment.  The premiums paid are amortized over the

Index
terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).

In October of 2013, CNG entered into a weather insurance contract for the period of November 1, 2013 through December 31, 2013.  If temperatures are warmer than normal, CNG will receive a payment, up to a maximum of $1.5 million; however, if temperatures are colder than normal, CNG will make a payment of up to a maximum of $1 million.  As a result of the request in CNG’s current rate proceeding for a decoupling mechanism which is anticipated to go into effect in January 2014, the contract does not extend into the 2014 portion of the heating season.

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, Berkshire will receive a payment, up to a maximum of $1 million; however, if temperatures are colder than normal, Berkshire will make a payment of up to a maximum of $0.2 million.

In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, SCG will receive a payment, up to a maximum of $3 million; however, if temperatures are colder than normal, SCG will make a payment of up to a maximum of $2 million.

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

In November 2011, Berkshire entered into a weather insurance contract for calendar year 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, because temperatures were warmer than normal for the contract period, Berkshire received a payment of $1 million on January 8, 2013.  The premiums paid were amortized over the term of the contract.  The intrinsic value of the contract is carried on the balance sheet, which totaled $1 million at December 31, 2012, with changes in value recorded in the income statement as Other Income and (Deductions).

Earnings per Share

Index
The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three- and nine‑month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, except per share amounts)
Numerator:
Net income	$5,144	$15,749	$74,859	$74,798
Less: Net income allocated to unvested units	5	23	83	126
Net income attributable to common shareholders	$5,139	$15,726	$74,776	$74,672

Denominator:
Basic average number of shares outstanding	50,989	50,799	50,956	50,760
Effect of dilutive securities	242	233	281	244
Diluted average number of shares outstanding	51,231	51,032	51,237	51,004

Earnings per share:
Basic	$0.10	$0.31	$1.47	$1.47
Diluted	$0.10	$0.31	$1.46	$1.46

All outstanding options to purchase shares of common stock during the nine-month periods ending September 30, 2013 and 2012 and the three-month period ending September 30, 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were lower than the average market price of UIL Holdings’ common shares during such period.  There were no outstanding options to purchase shares of common stock during the three-month period ending September 30, 2013.

Equity Investments

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $126.6 million and $124.8 million as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, there were approximately $4.0 million of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $11.6 million and $11.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively.  The decline in 2013 earnings compared to 2012 is primarily due to the absence in the first quarter 2013 of non-recurring adjustments recorded in the first quarter of 2012 largely relating to 2011.  UI’s pre-tax income from its equity investment in GenConn was $3.9 million and $3.4 million for the three‑month periods ended September 30, 2013 and 2012, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $9.8 million and $17.6 million during the nine-month periods ended September 30, 2013 and 2012, respectively.  Due to timing, UI did not receive any cash distributions from GenConn during the three‑month period ended September 30, 2013 but received distributions of $8.2 million in October of 2013.  UI received cash distributions from GenConn of $4.7 million during the three-month period ended September 30, 2012.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

Unless otherwise stated below, all of UIL Holdings’ regulatory assets earn a return.  UIL Holdings’ regulatory assets and liabilities as of September 30, 2013 and December 31, 2012 included the following:

Remaining Period		September 30, 2013	December 31, 2012
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$238,868	$252,498
Connecticut Yankee	Not applicable	-	11,129
Unamortized redemption costs	8 to 20 years	11,502	12,103
Pension and other post-retirement benefit plans	(b)	444,038	458,019
Environmental remediation costs	4 to 5 years	16,754	14,772
Hardship programs	(c)	23,833	29,852
Debt premium	1 to 24 years	35,671	41,016
Deferred purchased gas	(d)	-	12,444
Unfunded future income taxes	(e)	27,201	17,319
Contracts for differences	(f)	147,726	176,597
Excess generation service charge	(g)	8,228	8,864
Deferred transmission income/expense	(h)	10,744	21,379
Storm costs	(i)	15,797	52,009
Other	(j)	27,825	27,449
Total regulatory assets		1,008,187	1,135,450
Less current portion of regulatory assets		98,323	120,935
Regulatory Assets, Net		$909,864	$1,014,515

Regulatory Liabilities:
Accumulated deferred investment tax credits	30 years	$4,502	$4,612
Income taxes due principally to book-tax differences	(j)	57,828	41,928
Deferred gain on sale of property	(a)	37,933	37,933
Middletown/Norwalk local transmission network service collections	36 years	21,545	21,975
Pension and other post-retirement benefit plans	1 to 7 years	11,985	15,016
Deferred income taxes	(e)	44,522	41,816
Asset retirement obligation	(k)	4,254	4,995
Deferred purchased gas	(d)	11,893	-
Low income programs	(l)	23,509	17,651
Asset removal costs	(j)	254,131	243,854
Other	(j)	22,203	36,660
Total regulatory liabilities		494,305	466,440
Less current portion of regulatory liabilities		7,135	21,284
Regulatory Liabilities, Net		$487,170	$445,156

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery and stranded cost amortization were substantially completed in the third quarter of 2013.  The remaining balances are fully offset by amounts primarily included in income taxes, due principally to book-tax differences.  As a result of the outcome of UI’s 2013 distribution rate request, PURA approved UI’s proposed rate treatment to leave CTA rates unchanged until January 1, 2014 at which point the charge will end and the remaining balances will be extinguished.
(b) Asset life is dependent upon timing of final pension plan distribution; balance, which is fully offset by a corresponding liability, is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits." See Note (G) “Pension and Other Benefits” for additional information.
(c) Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(d) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(e) The balance will be extinguished when the asset, which is fully offset by a corresponding liability, or liability has been realized or settled, respectively.
(f) Asset life is equal to delivery term of related contracts (which vary from approximately 7 - 14 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K); amount, which does not earn a return, is fully offset by corresponding derivative asset/liability.  See “-Contracts for Differences” discussion above for additional information.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(g) Working capital allowance for generation service charge; this amount fluctuates based upon cash inflows and outflows in a given period.
(h) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(i) Storm costs include accumulated costs for major storms occurring from January 2009 forward. See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Rates” for a discussion of the recovery of these costs.
(j) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes decoupling ($12.4 million) and certain other amounts that are not currently earning a return. See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Rates” for a discussion of the decoupling recovery period.
(k) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(l) Various hardship and payment plan programs approved for recovery.

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), target amounts of 101,150 and 5,860 performance shares were granted to certain members of management in March and May of 2013, respectively; the averages of the high and low market prices on the grant dates, which approximates fair value, were $38.73 and $41.34 per share, respectively.

Also in March 2013, UIL Holdings granted a total of 2,033 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant, which approximates fair value, was $38.73 per share.  Such shares vest in equal annual installments over a five-year period.

In May 2013, UIL Holdings granted a total of 21,558 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant, which approximates fair value, was $40.69 per share.  Such shares vest in May 2014.

Also in May 2013, UIL Holdings granted a total of 2,177 shares of restricted stock to its Vice President – Information Technology and Chief Information Officer under the Amended and Restated UIL Holdings 2008 Stock and Incentive Compensation Plan; the average of the high and low market price on the date of grant, which approximates fair value, was $41.34 per share.  Such shares vest in May 2016.

Total stock-based compensation expense for the nine-month periods ended September 30, 2013 and 2012 was $4.1 million and $3.9 million, respectively.  Total stock-based compensation expense for the three-month periods ended September 30, 2013 and 2012 was $1.1 million and $0.2 million, respectively.

Variable Interest Entities

UIL Holdings has identified GenConn as a variable interest entity (VIE), which is accounted for under the equity method.  UIL Holdings is not the primary beneficiary of GenConn, as defined in ASC 810 “Consolidation,” because it shares control of all significant activities of GenConn with its joint venturer, NRG affiliates.  As such, GenConn is not subject to consolidation.  GenConn recovers its costs through CfDs, which are cost of service-based and have been approved by PURA.  As a result, with the achievement of commercial operation by GenConn Devon and GenConn Middletown, UIL Holdings’ exposure to loss is primarily related to the potential for unrecovered GenConn operating or capital costs in a regulatory proceeding, the effect of which would be reflected in the carrying value of UIL Holdings’ 50% ownership position in GenConn and through “Income from Equity Investments” in UIL Holdings’ Consolidated Financial Statements.  Such exposure to loss cannot be determined at this time.  For further discussion of GenConn, see “–Equity Investments” as well as Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Equity Investment in Peaking Generation.”

UIL Holdings has identified the selected capacity resources with which UI has CfDs as VIEs and has concluded that UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these capacity resources.   As such, UIL Holdings has not consolidated the selected capacity resources.  UI’s maximum exposure to

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 50,712,507 shares of its common stock, no par value, outstanding at September 30, 2013.

On October 2, 2013, UIL Holdings issued 5,750,000   shares of its common stock at $37.25 per share in an underwritten public offering.  This issuance included 750,000 shares issued upon the exercise by the underwriters of their over-allotment option.  Net proceeds of the offering, including the over-allotment option, were approximately $206.4 million, after expenses and underwriting discounts, and were accounted for as an addition to common stock on UIL Holdings’ Consolidated Balance Sheet.  The Company plans to use the net proceeds from this issuance to repay short-term debt and for general corporate purposes.

Long‑Term Debt

On October 25, 2013, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on October 25, 2013 of senior unsecured 3.95% notes in the principal amount of $75 million, due on October 25, 2023.  UI used the net proceeds from this long-term debt issuance to repay short-term debt.

On October 25, 2013, CNG entered into a note purchase agreement with a group of qualified institutional buyers providing for the sale to such buyers on October 25, 2013 of senior unsecured 4.30% notes in the principal amount of $25 million, due on October 25, 2028 and 5.23% notes in the principal amount of $20 million, due on October 25, 2043.  CNG used $20 million of the net proceeds of this long-term debt issuance to replenish cash that had been used to repay $20 million of debt that matured in September 2013 and expects to use $20 million of the proceeds to repay $20 million of 6.50% Medium Term Notes, Series D, due December 15, 2013.  CNG expects to use the remainder of the proceeds for capital expenditures and general corporate purposes.

On October 25, 2013, Berkshire entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on December 10, 2013 of senior unsecured 5.33% notes in the principal amount of $15 million, due on December 10, 2043.  Berkshire expects to use the net proceeds of this long‑term debt issuance for capital expenditures, repayment of short-term debt, general working capital, environmental expenditures and issuance fees and expenses.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(C)  REGULATORY PROCEEDINGS

In November 2012, pursuant to PA 12-148, PURA opened a docket to investigate UI’s and the Gas Companies’ performance in restoring service following Superstorm Sandy, which passed through Connecticut in October 2012. A final decision was issued on August 21, 2013, in which PURA found that the electric distribution companies and the gas local distribution companies performed their storm-related activities in a timely and effective manner and made recommendations for certain improvements.

Electric Distribution and Transmission

Superstorm Sandy caused extensive damage to the electric system in UI's service territory and resulted in approximately 284,000 customer outages.  In accordance with PURA regulatory decisions and past storm cost guidance, UI has established a regulatory asset for its storm-related expense.  UI’s cost of repairing the damage resulting from the storm and restoring service to customers was approximately $35.8 million, of which approximately $13.9 million was capitalized as property plant and equipment and the remainder as a regulatory asset.  As a result of PURA’s final decision in UI’s 2013 distribution rate case, a portion of this regulatory asset was disallowed.  See   “‑Rates” below for additional information regarding the recovery and disallowance of storm costs, including costs of Superstorm Sandy.

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

On August 14, 2013, PURA issued a final decision which became effective on that date and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year,  continued the existing decoupling mechanism, and approved the establishment of the requested storm reserve.  Additionally, the final decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, UIL Holdings recorded a one-time pretax write off of $17.5 million related to UI in the third quarter of 2013.

On August 26, 2013, UI filed with PURA a Motion for Reconsideration of the Decision, seeking the correction of certain errors in the determination of UI’s revenue requirements, along with the reconsideration of certain elements of the disallowed items discussed above.  On September 18, 2013, PURA issued a decision to review UI’s petition for reconsideration.  The reconsideration to be undertaken by PURA could impact rates and the total amount written off in this quarter.

On September 30, 2013, PURA approved UI’s revised distribution decoupling filings for the 2011 and 2012 rate years which included decoupling adjustments of $4.0 million and $6.4 million, respectively.  UI began recovering these amounts from customers on October 1, 2013.  The recovery period for the decoupling adjustments will run through September 30, 2014.  On October 11, 2013, UI filed its distribution decoupling filing for the 2013 rate year under its previous rate case that ended on August 13, 2013 which included a decoupling adjustment of $0.9 million.  UI proposes to begin recovery of this amount from customers on January 1, 2014.  The recovery period for the decoupling adjustment is proposed to run through September 30, 2014.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Approval for the Issuance of Debt

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  UI was authorized to use the proceeds from the sale of the Proposed Notes for the following purposes:  (1) to finance capital expenditures; (2) the repayment of an equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short‑term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, and (7) for general corporate purposes.  UI has issued $378.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012,  $100 million of which were issued in April 2012, and $75 million of which were issued in October 2013.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of September 30, 2013, UI would have had to post an aggregate of approximately $7.7 million in collateral.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase renewable energy credits (RECs) from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address these requirements and in April 2012, PURA approved the program.  As of September 30, 2013, UI has entered into contracts totaling up to $2.9 million annually in payments for 15-year delivery terms commencing in 2013 and 2014.

Under PA 11-80 Connecticut electric utilities are authorized to submit a proposal to the Connecticut Department of Energy and Environmental Protection (DEEP) to build, own or operate one or more generation facilities up to 10 MW using Class I renewable energy.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory and CL&P executed contracts with the developers to purchase energy and associated products from both projects.  These contracts and the associated cost recovery have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are recoverable through electric rates.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Additionally, in January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012 approving the construction of one solar facility and two fuel cell facilities.  The decision approved an ROE equal to UI’s then currently allowed distribution ROE, which was 8.75%, over the life of the facility.  UI had requested an ROE of 9.5%.  In September 2012, PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  On August 28, 2013, UI and the Prosecutorial Division of PURA entered into a settlement agreement addressing the issues of disagreement, including balancing the risks of the projects with the ROE.  On October 23, 2013, PURA approved the settlement.  The settlement establishes a base ROE to be calculated as the greater of:  (A) current UI distribution ROE plus 25 basis points; and (B) current authorized distribution ROE for CL&P less (-) target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project which percentage is expected to equate to approximately 25 basis points of the after-tax ROE.  Under the settlement, UI agreed to submit to PURA the budget for the approximately 7.8 MW in projects identified in its January 2012 filing with PURA within three months and to submit project details and budgets for the remaining 2.2 MW within twelve months.  If PURA fails to approve, or rejects or modifies the budget in any way, UI has the right to cancel the development of such project with no further liability.  The Settlement also provides that construction of any of these projects will be subject to the receipt of all required permits and approvals acceptable in form and substance to UI.

Under Section 6 of Public Act 13-303 (PA 13-303), DEEP may direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from Class I renewable resources in a quantity up to 4% of UI’s distribution load.  On July 8, 2013, DEEP issued a request for proposals (RFP),and directed UI to enter into power purchase agreements with the winning bidders.  On September 19, 2013 UI entered into contracts that are pending approval by PURA.  The contracts are for 48.1 MW produced by a 250 MW wind farm in Maine, and 3.8 MW produced by a 20 MW solar project in Connecticut.  The quantity of energy and RECs to be purchased under these contracts total approximately 3.5% of UI’s distribution load.  PA 13-303 provides that costs of any such agreement are recoverable from customers.

Under Section 8 of Public Act 13-303 (PA 13-303), DEEP may direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of UI’s distribution load.  On October 21, 2013, DEEP issued an RFP and contracts are expected to be executed in December of 2013.  PA 13-303 provides that costs of any such agreements are recoverable from customers.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Deposits associated with NEEWS are recorded as assets at the time the deposit is made and they are reported in the ‘Other’ line item within the Deferred Charges and Other Assets section of the consolidated balance sheet.   When title to the assets is transferred to UI, the amount of the corresponding deposit is reclassified from other assets to plant-in-service on the balance sheet and shown as a non-cash investing activity in the consolidated statement of cash flows.

As of September 30, 2013, UI has made aggregate deposits of $34.5 million under the Agreement since inception.  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, at which time the O&M Agreement became effective.  In February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project, to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.3 million and $0.4 million in the three-month periods ended September 30, 2013 and 2012, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.2 million and $1.1million in the nine-month periods ended September 30, 2013 and 2012, respectively.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2013 through December 31, 2013 of $33.1 million and $40.2 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2013 approved revenue requirements.

GenConn filed a rate case request with PURA on June 28, 2013, seeking approval of 2014 revenue requirements for the annual period commencing January 1, 2014 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2013.

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2013, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.2% to 12.4%, excluding the potential impacts of the final outcome of the complaints discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a joint complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective for the period of October 1, 2011 through December 31, 2012.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.

On August 6, 2013, the presiding Administrative Law Judge issued an initial decision finding that the existing base ROE was unjust and unreasonable, and that the just and reasonable base ROE is 10.6% for the refund period of October 1, 2011 through December 31, 2012 and, for the period after a final opinion is issued by the FERC, 9.7%, prior to any adjustments that may be applied by the FERC in a final order based on the change in 10-year U.S. Treasury Bond rates from the date hearings closed to the date of the FERC’s order. We expect the FERC to issue its final opinion in 2014. UI recorded a reserve for the refund period of $2.6 million during the third quarter based upon its assessment of the ultimate outcome of the proceeding.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective January 1, 2013.  The transmission owners filed an answer and request for dismissal in January 2013, including opposition to the

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.   With a proposed 10.25% ROE, the change is designed to produce additional annual base delivery rate revenues of approximately $20.1 million, as amended, which is 6.4% above the projected revenues produced by CNG's existing rate schedules, and which will support capital investments as well as the expansion of the availability of gas service in response to Connecticut’s Comprehensive Energy Strategy.  In addition, the application includes a proposed revenue-per-customer based decoupling mechanism as well as a tracking mechanism for timely recovery of costs associated with an accelerated infrastructure replacement program.  PURA is expected to issue a final decision in the first quarter of 2014.

Approval for the Issuance of Debt

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

CNG has PURA approval for the issuance of up to $110 million principal amount of debt securities through October 2013 as part of an unsecured medium-term notes program.  CNG is authorized to use the proceeds from the sale of the debt securities for the refinancing of maturing debt securities, and for funding various capital expenditures and working capital associated with gas supply costs.  Any debt issuances under the approved program are subject to further PURA approval of the terms and conditions at the time of issuance.  CNG issued $20 million of medium term notes in December 2008 and $45 million of medium term notes in October 2013 pursuant to such PURA approval.

SCG has PURA approval for the issuance of up to $200 million principal amount of debt securities through October 2013 as part of a secured medium-term notes program.  SCG is authorized to use the proceeds from the sale of the debt securities for the following purposes:  (1) to refinance maturing debt securities; (2) to finance a potential put option on an outstanding debt security; and (3) to fund various capital expenditures and working capital associated with gas costs.  Any debt issuance under the approved program is subject to further PURA approval of the terms and conditions at the time of issuance.  SCG issued $50 million of medium-term notes in December 2008 and $50 million of medium-term notes in September 2011 pursuant to such PURA approval.

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

(D)  SHORT‑TERM CREDIT ARRANGEMENTS

As of September 30, 2013, UIL Holdings had $127 million outstanding under a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2014 and June 16, 2014.  Available credit under the UIL Holdings Credit Facility at September 30, 2013 totaled $268.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the facility’s expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

Additionally, as of September 30, 2013, UIL Holdings had $100 million outstanding under a credit agreement that expired on October 31, 2013.  The outstanding balance was repaid upon expiration.

(E) INCOME TAXES

The significant combined statutory federal and state income tax rate for UIL Holdings for the three- and nine-month periods ended September 30, 2013 and 2012 was 40.9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for each of the three- and nine-month periods ended September 30, 2013 were 44.8% and 37.5%, respectively, as compared to 40.7% and 40.5% for each of the three- and nine-month periods ended September 30, 2012.  The increase in the effective book income tax rate for the third quarter of 2013 compared to the third quarter of 2012 is due primarily to the impact of provision to return adjustments recorded in the third quarter of 2013 as compared to the third quarter of 2012.  The decrease in the effective book income tax rate for the 2013 year-to-date period is due primarily to lower CTA amortizations and higher equity allowance for funds used during construction.

(F)  SUPPLEMENTARY INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Depreciation and Amortization
Property, plant and equipment depreciation	$30,870	$28,648	$89,788	$83,143
Amortization of nuclear plant regulatory assets	16,782	14,272	39,935	35,433
Amortization of other regulatory assets	3,105	3,346	16,785	17,272
Other amortization	4	13	29	38
Total Amortization	19,891	17,631	56,749	52,743
Total Depreciation and Amortization	$50,761	$46,279	$146,537	$135,886

Taxes - Other than Income Taxes
Connecticut gross earnings	$17,780	$16,438	$54,873	$48,290
Local real estate and personal property	12,417	10,866	34,416	29,630
Payroll taxes	2,069	1,117	6,584	4,747
Other	123	81	462	257
Total Taxes - Other than Income Taxes	$32,389	$28,502	$96,335	$82,924

Other Income and (Deductions), net
Interest income	$243	$645	$1,449	$1,720
Allowance for funds used during construction - equity	2,751	1,589	8,085	5,473
Allowance for funds used during construction - debt	1,533	1,427	5,869	5,231
Weather insurance	-	-	-	3,488
TSO Incentives	-	2,745	-	2,745
Miscellaneous other income and (deductions) - net	626	1,010	315	2,548
Total Other Income and (Deductions), net	$5,153	$7,416	$15,718	$21,205

(G)  PENSION AND OTHER BENEFITS

During the nine-months ended September 30, 2013, UIL Holdings made pension contributions of approximately $55 million.  No further contributions are expected during the remainder of 2013.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three- and nine‑month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,696	$3,008	$481	$401
Interest cost	9,988	10,368	1,384	1,562
Expected return on plan assets	(12,863)	(11,219)	(648)	(626)
Amortization of:
Prior service costs	151	162	(13)	(17)
Transition obligation	-	-	-	98
Actuarial loss	5,208	3,294	444	241
Settlements (1)	632	-	-	-
Net periodic benefit cost	$6,812	$5,613	$1,648	$1,659

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$11,088	$9,024	$1,443	$1,203
Interest cost	29,964	31,104	4,152	4,686
Expected return on plan assets	(38,589)	(33,657)	(1,944)	(1,878)
Amortization of:
Prior service costs	453	486	(39)	(51)
Transition obligation	-	-	-	294
Actuarial loss	15,624	9,882	1,332	723
Settlements (1)	632	-	-	-
Net periodic benefit cost	$19,172	$16,839	$4,944	$4,977

	Three and Nine Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	2013		2012		2013		2012

Discount rate	4.00% - 4.25%		5.05% - 5.30%		4.00% - 4.25%		5.05% - 5.30%
Average wage increase	3.50% - 3.80%		3.50% - 3.80%		N/	A	N/	A
Return on plan assets	7.75% - 8.00%		7.75% - 8.00%		5.56% - 8.00%		5.56% - 8.00%
Composite health care trend rate (current year)	N/	A	N/	A	7.50%		8.00%
Composite health care trend rate (2018 forward)	N/	A	N/	A	5.00%		5.00%

(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement
N/A – not applicable

(H)  RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for each of the three-month periods ended September 30, 2013 and 2012 totaled $0.4 million.  UIL Holdings’ lease payments for this office space for each of the nine-month periods ended September 30, 2013 and 2012 totaled $1.1 million and $4.4 million, respectively.  The decrease in lease payments in 2013 is due to a reduction in office space utilized by UIL Holdings.

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.1 million as of September 30, 2013.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of groundwater monitoring and nuclear fuel storage, at least annually, and provides UI with a projected schedule depicting annual costs expected to be billed to UI.

On May 1, 2013, Connecticut Yankee filed an application with FERC to, among other things, reduce its rates and eliminate future decommissioning funding requirements for its owners.  On June 27, 2013, FERC issued a final decision which approved both the proposed rate reduction and the elimination of future decommissioning funding requirements.  As a result, UI’s obligation and corresponding regulatory asset were eliminated at that time.  The final decision also allows Connecticut Yankee to distribute the United States Department of Energy (DOE) damage award, discussed below, to its owners and it incorporates Connecticut Yankee’s proposed periodic review mechanism related to the continued adequacy of the Nuclear Decommissioning Trust to meet its financial obligations.

DOE Spent Fuel Litigation

The Nuclear Waste Policy Act of 1982 (the Act) requires the DOE to dispose of spent nuclear fuel and other high-level waste (Nuclear Waste) from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act which required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.

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

In December 2007, Connecticut Yankee filed a second set of complaints with the United States Court of Federal Claims against the DOE seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In July 2009, Connecticut Yankee provided the DOE with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  In light of its ownership share, UI would receive approximately $12.8 million of such award which would be refunded to customers.    In August 2013, Connecticut Yankee filed a third set of complaints with the United States Court of Federal Claims against the DOE seeking unspecified damages incurred since January 1, 2009.  As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an independent spent fuel storage installation (ISFSI), utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation is scheduled to take place in the fourth quarter of 2013.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

believes it has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of September 30, 2013.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As a result, as of September 30, 2013, no liabilities related to these properties have been recorded.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  UIL Holdings estimates that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will most likely amount to $4.3 million and has recorded a liability and offsetting regulatory asset for such expenses as of September 30, 2013.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of September 30, 2013, UIL Holdings has accrued approximately $2.0 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed lawsuits in Connecticut state court on September 22, 2009, March 23, 2009 and January 25, 2010, respectively.  The claims, as revised by the general contractor in October 2011, sought payment for change order requests of approximately $33.3 million, a 10% general contractor mark-up on any approved subcontractor change order claims (approximately $2.3 million), interest, costs, and attorneys' fees.  In December 2011, UI settled claims brought by the two subcontractors and their respective lawsuits were dismissed with prejudice, reducing UI’s estimate of the general contractor’s claims to approximately $7.7 million, exclusive of the contractor’s claims for interest, costs, and attorneys’ fees.    UI also is pursuing an indemnification claim against the general contractor for the payments made in settlement to the two subcontractors.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On September 3, 2013, a Memorandum of Decision was issued by the court finding for UI on all claims but one related to certain change orders, and ordering UI to pay the Contractor approximately $1.3 million, which has been accrued.  The decision also found against UI on the indemnification claims.  On October 22, 2013, the general contractor filed an appeal of the Court’s ruling.  UI expects to recover any amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.

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

The following tables set forth the fair value of UIL Holdings’ financial assets and liabilities, other than pension benefits and other postretirement benefits, as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013	(In Thousands)
Assets:
Derivative assets	$-	$-	$54,822	$54,822
Noncurrent investments available for sale	10,725	-	-	10,725
Deferred Compensation Plan	3,604	-	-	3,604
Supplemental retirement benefit trust life insurance policies	-	7,317	-	7,317
	$14,329	$7,317	$54,822	$76,468

Liabilities:
Derivative liabilities	$-	$-	$202,577	$202,577
Long-term debt	-	1,757,983	-	1,757,983
	$-	$1,757,983	$202,577	$1,960,560

Net fair value assets/(liabilities), September 30, 2013	$14,329	$(1,750,666)	$(147,755)	$(1,884,092)

December 31, 2012
Assets:
Derivative assets	$-	$-	$79,838	$79,838
Noncurrent investments available for sale	9,902	-	-	9,902
Deferred Compensation Plan	3,745	-	-	3,745
Supplemental retirement benefit trust life insurance policies	-	6,438	-	6,438
	$13,647	$6,438	$79,838	$99,923

Liabilities:
Derivative liabilities	$-	$-	$255,443	$255,443
Long-term debt	-	1,886,440	-	1,886,440
	$-	$1,886,440	$255,443	$2,141,883

Net fair value assets/(liabilities), December 31, 2012	$13,647	$(1,880,002)	$(175,605)	$(2,041,960)

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets and liabilities consist primarily of CfDs and weather insurance contracts.    The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2013 or December 31, 2012 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  UIL Holdings believes this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, analytics are performed to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  For information regarding the determination of the fair value of the weather insurance contracts, see Note (A) “Business Organization and Statement of Accounting Policies – Derivatives.”  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	0.33% - 0.92%
	Discount rate	2.02% - 2.83%
	Forward pricing ($ per MW)	$1.40 - $9.83

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

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of September 30, 2013 and December 31, 2012 in the active markets for the various funds within which the assets are held.

Long-term debt is carried at cost on the consolidated balance sheet.  The fair value of long-term debt as displayed in the table above is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine-month period ended September 30, 2013.

Nine Months Ended September 30, 2013
(In Thousands)

Net fair value assets/(liabilities), December 31, 2012	$(175,605)
Unrealized gains and (losses), net
Included in regulatory assets/(liabilities)	28,850
Settlements	(1,000)
Net fair value assets/(liabilities), September 30, 2013	$(147,755)

Change in unrealized gains (losses), net relating to net fair value
assets/(liabilities), still held as of September 30, 2013	$28,850

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the nine-month period ended September 30, 2013.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Nine Months Ended September 30, 2013
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2012	$176,605
Unrealized (gains) and losses, net	(28,850)
Net regulatory assets/(liabilities), September 30, 2013	$147,755

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

	Three months ended September 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$151,369	$67,830	$219,199	$97,244	$35	$316,478
Purchased power and gas	37,314	-	37,314	37,343	-	74,657
Operation and maintenance	43,387	11,532	54,919	36,271	(1,380)	89,810
Transmission wholesale	-	28,659	28,659	-	-	28,659
Depreciation and amortization	28,397	4,152	32,549	17,202	1,010	50,761
Taxes - other than income taxes	13,390	10,466	23,856	8,410	123	32,389
Regulatory disallowances	17,543	-	17,543	-	-	17,543
Operating Income	11,338	13,021	24,359	(1,982)	282	22,659

Other Income and (Deductions), net	3,534	746	4,280	234	639	5,153

Interest Charges, net	6,088	2,763	8,851	7,507	6,041	22,399

Income from Equity Investments	3,930	-	3,930	-	-	3,930

Income (Loss) Before Income Taxes	12,714	11,004	23,718	(9,255)	(5,120)	9,343

Income taxes	5,607	3,890	9,497	(2,970)	(2,341)	4,186

Net Income (Loss)	7,107	7,114	14,221	(6,285)	(2,779)	5,157
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	13	-	13
Net Income (Loss) attributable to UIL Holdings	$7,107	$7,114	$14,221	$(6,298)	$(2,779)	$5,144

Total Capital Expenditures (1)	$-	$-	$41,310	$25,968	$12,910	$80,188

	Three months ended September 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$154,165	$62,932	$217,097	$105,755	$36	$322,888
Purchased power and gas	43,565	-	43,565	51,570	-	95,135
Operation and maintenance	42,599	9,840	52,439	35,788	(946)	87,281
Transmission wholesale	-	26,565	26,565	-	-	26,565
Depreciation and amortization	25,286	3,787	29,073	16,410	796	46,279
Taxes - other than income taxes	12,202	8,256	20,458	8,011	33	28,502
Regulatory disallowances	-	-	-	-	-	-
Operating Income (Loss)	30,513	14,484	44,997	(6,024)	153	39,126

Other Income and (Deductions), net	6,071	863	6,934	372	110	7,416

Interest Charges, net	7,242	3,148	10,390	7,070	5,893	23,353

Income from Equity Investments	3,421	-	3,421	-	-	3,421

Income (Loss) Before Income Taxes	32,763	12,199	44,962	(12,722)	(5,630)	26,610

Income taxes	14,597	3,955	18,552	(5,423)	(2,294)	10,835

Net Income (Loss)	18,166	8,244	26,410	(7,299)	(3,336)	15,775
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	26	-	26
Net Income (Loss) attributable to UIL Holdings	$18,166	$8,244	$26,410	$(7,325)	$(3,336)	$15,749

Total Capital Expenditures (1)	$-	$-	$39,584	$22,968	$6,489	$69,041

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Nine months ended September 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$421,959	$180,412	$602,371	$581,115	$105	$1,183,591
Purchased power and gas	105,996	-	105,996	315,520	-	421,516
Operation and maintenance	132,919	33,212	166,131	111,496	(4,088)	273,539
Transmission wholesale	-	65,994	65,994	-	-	65,994
Depreciation and amortization	72,924	12,123	85,047	58,515	2,975	146,537
Taxes - other than income taxes	36,860	25,260	62,120	33,769	446	96,335
Regulatory disallowances	17,543	-	17,543	-	-	17,543
Operating Income (Loss)	55,717	43,823	99,540	61,815	772	162,127

Other Income and (Deductions), net	10,687	3,465	14,152	(298)	1,864	15,718

Interest Charges, net	19,834	9,104	28,938	22,415	18,180	69,533

Income from Equity Investments	11,590	-	11,590	-	-	11,590

Income (Loss) Before Income Taxes	58,160	38,184	96,344	39,102	(15,544)	119,902

Income taxes	24,464	13,474	37,938	14,770	(7,704)	45,004

Net Income (Loss)	33,696	24,710	58,406	24,332	(7,840)	74,898
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	39	-	39
Net Income (Loss) attributable to UIL Holdings	$33,696	$24,710	$58,406	$24,293	$(7,840)	$74,859

Total Capital Expenditures (1)	$-	$-	$124,437	$63,771	$35,964	$224,172

	Nine months ended September 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
	(In Thousands)
Operating Revenues	$424,060	$162,729	$586,789	$476,644	$114	$1,063,547
Purchased power and gas	118,581	-	118,581	242,328	-	360,909
Operation and maintenance	130,071	30,791	160,862	101,944	(1,919)	260,887
Transmission wholesale	-	59,847	59,847	-	-	59,847
Depreciation and amortization	66,763	10,942	77,705	56,499	1,682	135,886
Taxes - other than income taxes	32,828	19,858	52,686	30,111	127	82,924
Regulatory disallowances	-	-	-	-	-	-
Operating Income (Loss)	75,817	41,291	117,108	45,762	224	163,094

Other Income and (Deductions), net	13,556	2,889	16,445	4,286	474	21,205

Interest Charges, net	21,732	10,042	31,774	21,281	17,280	70,335

Income from Equity Investments	11,823	-	11,823	-	-	11,823

Income (Loss) Before Income Taxes	79,464	34,138	113,602	28,767	(16,582)	125,787

Income taxes	36,163	10,709	46,872	10,807	(6,755)	50,924

Net Income (Loss)	43,301	23,429	66,730	17,960	(9,827)	74,863
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	65	-	65
Net Income (Loss) attributable to UIL Holdings	$43,301	$23,429	$66,730	$17,895	$(9,827)	$74,798

Total Capital Expenditures (1)	$-	$-	$134,769	$55,840	$23,631	$214,240

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Total Assets at September 30, 2013	$-	$-	$2,847,227	$1,934,249	$84,302	$4,865,778

Total Assets at December 31, 2012	$-	$-	$2,875,765	$1,993,560	$90,042	$4,959,367

(1)
Information for segmenting total capital expenditures between Distribution and Transmission is not available. Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

(2)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column.  Net plant in service is segregated by segment and, as of September 30, 2013, was $1,099.1 million and $644.7 million for Distribution and Transmission, respectively.  As of December 31, 2012, net plant in service was $1,058.6 million and $607.8 million for Distribution and  Transmission, respectively.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on management’s expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiaries, The United Illuminating Company, The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company.  The foregoing and other factors are discussed and should be reviewed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, as amended, and other subsequent filings with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

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

UI is also party to a 50-50 joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively GenConn), operates two peaking generation plants in Connecticut.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity (ROE) are regulated by the Connecticut Public Utilities Regulatory Authority (PURA) and the Federal Energy Regulatory Commission (FERC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings as a result of the decoupling mechanism in place for UI.  UI expects to continue to make capital investments in its distribution and transmission infrastructure as appropriate and necessary.

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

On August 14, 2013, PURA issued a final decision which became effective on that date and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the establishment of the

Index
requested storm reserve.  Additionally, the final decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, UIL Holdings recorded a one-time pretax write off of $17.5 million related to UI in the third quarter of 2013.

On August 26, 2013, UI filed with PURA a Motion for Reconsideration of the Decision, seeking the correction of certain errors in the determination of UI’s revenue requirements, along with the reconsideration of certain elements of the disallowed items discussed above.  On September 18, 2013, PURA issued a decision to review UI’s petition for reconsideration.  The reconsideration to be undertaken by PURA could impact rates and the total amount written off in this quarter.

On September 30, 2013, PURA approved UI’s revised distribution decoupling filings for the 2011 and 2012 rate years which included decoupling adjustments of $4.0 million and $6.4 million, respectively.  UI began recovering these amounts from customers on October 1, 2013. The recovery period for the decoupling adjustments will run through September 30, 2014.  On October 11, 2013, UI filed its distribution decoupling filing for the 2013 rate year under its previous rate case that ended on August 13, 2013 which included a decoupling adjustment of $0.9 million.  UI proposes to begin recovery of this amount from customers on January 1, 2014.  The recovery period for the decoupling adjustment is proposed to run through September 30, 2014.

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2013, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.2% to 12.4%, excluding the potential impacts of the final outcome of the complaints discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a joint complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective for the period of October 1, 2011 through December 31, 2012.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.

On August 6, 2013, the presiding Administrative Law Judge issued an initial decision finding that the existing base ROE was unjust and unreasonable, and that the just and reasonable base ROE is 10.6% for the refund period of October 1, 2011 through December 31, 2012 and, for the period after a final opinion is issued by the FERC, 9.7%, prior to any adjustments that may be applied by the FERC in a final order based on the change in 10-year U.S. Treasury Bond rates from the date hearings closed to the date of the FERC’s order. We expect the FERC to issue its final opinion in 2014. UI recorded a reserve for the refund period of $2.6 million during the third quarter based upon its assessment of the ultimate outcome of the proceeding.

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

Approval for the Issuance of Debt

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  UI was authorized to use the proceeds from the sale of the Proposed Notes for the following purposes:  (1) to finance capital expenditures; (2) the repayment of an equity bridge loan, the proceeds of

Index
which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short‑term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, and (7) for general corporate purposes.  UI has issued $378.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012,  $100 million of which were issued in April 2012, and $75 million of which were issued in October 2013.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2013, and 30% for the first half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of September 30, 2013, UI would have had to post an aggregate of approximately $7.7 million in collateral.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase renewable energy credits (RECs) from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after six years.  Upon purchase, the RECs will be accounted for as inventory.  UI expects to partially mitigate the cost of the contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts, including any gain or loss resulting from the resale of the RECs, are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address these requirements and in April 2012, PURA approved the program.  As of September 30, 2013, UI has entered into contracts totaling up to $2.9 million annually in payments for 15-year delivery terms commencing in 2013 and 2014.

Under PA 11-80 Connecticut electric utilities are authorized to submit a proposal to the Connecticut Department of Energy and Environmental Protection (DEEP) to build, own or operate one or more generation facilities up to 10 MW using Class I renewable energy. In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory and CL&P executed contracts with the developers to purchase energy and associated products from both projects.  These contracts and the associated cost recovery have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are recoverable through electric rates.

Additionally, in January 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012 approving the construction of one solar facility and two fuel cell facilities.  The decision approved an ROE equal to UI’s then currently allowed distribution ROE, which was 8.75%, over the life of the facility.  UI had requested an ROE of 9.5%.  In September 2012, PURA reopened the proceeding on its own motion and issued interrogatories, responses to which were filed by UI.  On August 28, 2013, UI and the Prosecutorial Division of PURA entered into a settlement agreement addressing the issues of disagreement, including balancing the risks of the projects with the ROE.  On October 23, 2013, PURA approved the settlement.  The settlement establishes a base ROE to be calculated as the greater of:  (A) current UI distribution ROE plus 25 basis points; and (B) current authorized distribution ROE for CL&P less (-) target equivalent market revenues (reflected as 25 basis points).

Index
In addition, UI will retain a percentage of the market revenues from the project which percentage is expected to equate to approximately 25 basis points of the after-tax ROE.  Under the settlement, UI agreed to submit to PURA the budget for the approximately 7.8 MW in projects identified in its January 2012 filing with PURA within three months and to submit project details and budgets for the remaining 2.2 MW within twelve months.  If PURA fails to approve, or rejects or modifies the budget in any way, UI has the right to cancel the development of such project with no further liability.  The Settlement also provides that construction of any of these projects will be subject to the receipt of all required permits and approvals acceptable in form and substance to UI.

Under Section 6 of Public Act 13-303 (PA 13-303), DEEP may direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from Class I renewable resources in a quantity up to 4% of UI’s distribution load.  On July 8, 2013, DEEP issued a request for proposals (RFP),and directed UI to enter into power purchase agreements with the winning bidders.  On September 19, 2013 UI entered into contracts that are pending approval by PURA.  The contracts are for 48.1 MW produced by a 250 MW wind farm in Maine, and 3.8 MW produced by a 20 MW solar project in Connecticut.  The quantity of energy and RECs to be purchased under these contracts total approximately 3.5% of UI’s distribution load.  PA 13-303 provides that costs of any such agreement are recoverable from customers.

Under Section 8 of Public Act 13-303 (PA 13-303), DEEP may direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of UI’s distribution load.  On October 21, 2013, DEEP issued an RFP and contracts are expected to be executed in December of 2013.  PA 13-303 provides that costs of any such agreements are recoverable from customers.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been prudently incurred, or will be incurred, to meet UI’s public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized ROE portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the nine-months ended September 30, 2013 and 2012 were $0.5 million and $1.8 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $32.5 million and $31.5 million the nine-months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, UI’s earnings generated from the CTA were substantially complete as the CTA rate base was fully amortized.  As a result of the outcome of UI’s 2013 distribution rate request, PURA approved UI’s proposed rate treatment to leave CTA rates unchanged until January 1, 2014 at which point the charge will end.

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

Index
Deposits associated with NEEWS are recorded as assets at the time the deposit is made and they are reported in the ‘Other’ line item within the Deferred Charges and Other Assets section of the consolidated balance sheet.   When title to the assets is transferred to UI, the amount of the corresponding deposit is reclassified from other assets to plant-in-service on the balance sheet and shown as a non-cash investing activity in the consolidated statement of cash flows.

As of September 30, 2013, UI has made aggregate deposits of $34.5 million under the Agreement.  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project to UI, at which time the O&M Agreement became effective.  In February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project, to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.3 million and $0.4 million in the three-month periods ended September 30, 2013 and 2012, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.2 million and $1.1million in the nine-month periods ended September 30, 2013 and 2012, respectively.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2013 through December 31, 2013 of $33.1 million and $40.2 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2013 approved revenue requirements.

GenConn filed a rate case request with PURA on June 28, 2013, seeking approval of 2014 revenue requirements for the annual period commencing January 1, 2014 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2013.

As of September 30, 2013, UI’s equity investment in GenConn was $126.6 million and there was approximately $4.0 million of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $11.6 million and $11.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively.  The decline in 2013 earnings compared to 2012 is primarily due to the absence in the first quarter 2013 of non-recurring adjustments recorded in the first quarter of 2012 largely relating to 2011.  UI’s pre-tax income from its equity investment in GenConn was $3.9 million and $3.4 million for the three‑month periods ended September 30, 2013 and 2012, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $9.8 million and $17.6 million during the nine-month periods ended September 30, 2013 and 2012, respectively.  Due to timing, UI did not receive any cash distributions from GenConn during the three‑month period ended September 30, 2013 but received distributions of $8.2 million in October of 2013.  UI received cash distributions from GenConn of $4.7 million during the three-month period ended September 30, 2012.

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

Index
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

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  UI requested a hearing before DEEP on the order on May 8, 2013.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site.  For more information, see “Contractual and Contingent Obligations” set forth in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, as amended, and UIL Holdings’ Form 8-K filed April 19, 2013.

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.   With a proposed 10.25% ROE, the change is designed to produce additional annual base delivery rate revenues of approximately $20.1 million, as amended, which is 6.4% above the projected revenues produced by CNG's existing rate schedules, and which will support capital investments as well as the expansion of the availability of gas service in response to Connecticut’s Comprehensive Energy Strategy.  In addition, the application includes a proposed revenue-per-customer based decoupling mechanism as well as a tracking mechanism for timely recovery of costs associated with an accelerated infrastructure replacement program.  PURA is expected to issue a final decision in the first quarter of 2014.

On June 14, 2013, CNG, SCG and Yankee Gas Services Company filed a comprehensive joint natural gas expansion plan (“Expansion Plan”) with PURA and DEEP outlining how they intend to meet the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and the recently enacted legislation pursuant to Public Act 13-298, “An Act Concerning Implementation of Connecticut’s Comprehensive Energy Strategy”.  The Expansion Plan outlines a structured approach to add approximately 280,000 new gas heating customers state-wide over the next 10 years.  The Expansion Plan includes a set of recommendations designed to help meet the 280,000 new customer goal, including providing more flexibility in the process of adding new customers to keep the customer “utility hook up” costs down, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, along with tools to help fund conversion costs and allowing utilities to secure additional pipeline capacity coming into Connecticut.  A decision from PURA is expected in the fourth quarter of 2013.

Approval for the Issuance of Debt

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

CNG has PURA approval for the issuance of up to $110 million principal amount of debt securities through October 2013 as part of an unsecured medium-term notes program.  CNG is authorized to use the proceeds from the sale of the debt securities for the refinancing of maturing debt securities, and for funding various capital expenditures and working capital associated with gas supply costs.  Any debt issuances under the approved program are subject to further PURA approval of the terms and conditions at the time of issuance.  CNG issued $20 million of medium term notes in December 2008 and $45 million of medium term notes in October 2013 pursuant to such PURA approval.

SCG has PURA approval for the issuance of up to $200 million principal amount of debt securities through October 2013 as part of a secured medium-term notes program.  SCG is authorized to use the proceeds from the sale of the debt securities for the following purposes:  (1) to refinance maturing debt securities; (2) to finance a potential put option on an outstanding debt security; and (3) to fund various capital expenditures and working capital associated with gas costs.  Any debt issuance under the approved program is subject to further PURA approval of the terms and conditions at the

Index
time of issuance.  SCG issued $50 million of medium-term notes in December 2008 and $50 million of medium-term notes in September 2011 pursuant to such PURA approval.

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

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of September 30, 2013, the assets accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 71.7% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

Contracts for Differences

UIL Holdings believes this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, analytics are performed to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  The determination of fair value of the CfDs is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL Holdings performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.  UIL Holdings believes this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, analytics are performed to ensure that the fair value of the CfDs is consistent with changes, if any, in the various fair value model inputs.

PURA has determined that costs associated with the CfDs are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.

Weather Insurance Contracts

On an annual basis, the Gas Companies each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company; in addition, under certain of the contracts, if temperatures are colder than normal at a prescribed level for the contract period, the gas company is required to make a payment.  The premiums paid are amortized over the terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).

In October of 2013, CNG entered into a weather insurance contract for the period of November 1, 2013 through December 31, 2013.  If temperatures are warmer than normal, CNG will receive a payment, up to a maximum of $1.5 million; however, if temperatures are colder than normal, CNG will make a payment of up to a maximum of $1 million.  As a result of the request in CNG’s current rate proceeding for a decoupling mechanism which is anticipated to go into effect in January 2014, the contract does not extend into the 2014 portion of the heating season.

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, Berkshire will receive a payment, up to a maximum of $1 million; however, if temperatures are colder than normal, Berkshire will make a payment of up to a maximum of $0.2 million.

Index
In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, SCG will receive a payment, up to a maximum of $3 million; however, if temperatures are colder than normal, SCG will make a payment of up to a maximum of $2 million.

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

In November 2011, Berkshire entered into a weather insurance contract for calendar year 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, because temperatures were warmer than normal for the contract period, Berkshire received a payment of $1 million on January 8, 2013.  The premiums paid were amortized over the term of the contract.  The intrinsic value of the contract is carried on the balance sheet, which totaled $1 million at December 31, 2012, with changes in value recorded in the income statement as Other Income and (Deductions).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, UIL Holdings had $18.7 million of unrestricted cash and temporary cash investments.  This represents an increase of $0.8 million from the corresponding balance at December 31, 2012.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

Index
(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2012	$17.9

Net cash provided by operating activities	267.9

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(224.2)
Deposits in NEEWS	(0.9)
Investment in GenConn	2.1
Restricted cash (1)	0.9
Other	0.3
(221.8)

Net cash provided by (used in) financing activities:
Issuance of common stock	0.1
Issuance of long-term debt	-
Payments on long-term debt	(20.0)
Line of credit borrowings (repayments), net	40.0
Dividend payments	(65.7)
Other financing activities	0.4
(45.2)

Net change in cash	0.8

Unrestricted cash and temporary cash investments, September 30, 2013	$18.7

(1) As of September 30, 2013, UIL Holdings had $1.9 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $267.9 million in the first nine months of 2013, compared with $247.9 million in the first nine months of 2012.  The improved operating cash flows were related primarily to changes in accounts receivable, unbilled revenues and natural gas in storage.  The increase in cash flows from changes in accounts receivable and unbilled revenues and the decrease in cash flows from changes in natural gas in storage during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 are directly correlated to increases in sales, primarily related to gas distribution, in the fourth quarter of 2012 as compared to the fourth quarter of 2011.  Given that November and December are the beginning of the gas winter heating season, gas distribution sales in the fourth quarter help drive cash collections and the need for gas inventory purchases in the first quarter of the following year.  This increase in sales in the fourth quarter was primarily due to the colder weather in the fourth quarter of 2012 as compared to the fourth quarter of 2011.   Temperatures were 10.5% colder in the fourth quarter of 2012 as compared to the fourth quarter of 2011 which resulted in an increase of 551 heating degree days in the fourth quarter of 2012.  The gas distribution business had operating revenue of $226.2 million in the fourth quarter of 2012 compared to $178.3 million in the fourth quarter of 2011.  Retail gas sales increased by 3.3 million mcf in the fourth quarter of 2012 when compared to the fourth quarter of 2011.

Cash capital expenditures totaled $224.1 million in the first nine months of 2013, compared with $214.2 million in the first nine months of 2012.  The increase is primarily attributable to increases in storm preparedness programs as well as in programs relating to gas distribution system replacement and expansion of the gas distribution system due to customer growth.

Index
UI received distributions of $9.8 million from GenConn during the nine-month period ended September 30, 2013 compared with $17.6 million in the first nine months of 2012.  The decrease in distributions was a timing issue as UI received its third quarter distribution of $8.2M in October of 2013.

UIL Holdings paid common dividends of $65.7 million in the first nine months of 2013, compared with $65.6 million in the first nine months of 2012.

UIL Holdings expects to fund capital requirements that exceed available cash through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the financings and credit facilities discussed below, UIL Holdings expects to satisfy future external financing needs by the issuance of additional equity and/or short‑term and long‑term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the bank and capital markets, general economic conditions and UIL Holdings’ future income and cash flow.

In addition to the covenants described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the following potential restrictions on the payment of dividends by UIL Holdings’ subsidiaries exist under law, contractual provisions and a charter provision:

The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate” in the making or paying of any dividends of such public utility from any funds properly included in capital account.”  This restriction would apply to UI.  FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials.

Corporate laws in the states in which we operate, Connecticut and Massachusetts, authorize distributions to the extent they are not limited by corporate documents such as charters and bylaws and do not result in insolvency.

Provisions in the Certificate of Incorporation of CNG require that dividends on its $3.125 Par Preferred Stock be paid before dividends may be paid on the common stock.

Management does not believe any of these restrictions meaningfully impair the subsidiaries’ ability to pay dividends   because the restrictions have not prevented the subsidiaries from paying dividends in an amount sufficient to meet UIL Holdings’ dividend and debt service needs, even taking into account such limitations.

Other Sources of Funding

On October 2, 2013, UIL Holdings issued 5,750,000 shares of its common stock at $37.25 per share in an underwritten public offering.  This issuance included 750,000 shares issued upon the exercise of the underwriters of their over-allotment option.  Net proceeds of the offering, including the over-allotment option, were approximately $206.4 million, after expenses and underwriting discounts, and were accounted for as an addition to common stock on UIL Holdings’ Consolidated Balance Sheet.  The Company plans to use the net proceeds from this issuance to repay short-term debt and for general corporate purposes.

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

On October 25, 2013, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on October 25, 2013 of senior unsecured 3.95% notes in the principal amount of $75 million, due on October 25, 2023.  UI used the net proceeds from this long-term debt issuance to repay short-term debt.

On October 25, 2013, CNG entered into a note purchase agreement with a group of qualified institutional buyers providing for the sale to such buyers on October 25, 2013 of senior unsecured 4.30% notes in the principal amount of

Index
$25 million, due on October 25, 2028 and 5.23% notes in the principal amount of $20 million, due on October 25, 2043.  CNG used $20 million of the net proceeds of this long-term debt issuance to replenish cash that had been used to repay $20 million of debt that matured in September 2013 and expects to use $20 million of the proceeds to repay $20 million of 6.50% Medium Term Notes, Series D, due December 15, 2013.  CNG expects to use the remainder of the proceeds for capital expenditures and general corporate purposes.

On October 25, 2013, Berkshire entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on December 10, 2013 of senior unsecured 5.33% notes in the principal amount of $15 million, due on December 10, 2043.  Berkshire expects to use the net proceeds of this long‑term debt issuance for capital expenditures, repayment of short-term debt, general working capital, environmental expenditures and issuance fees and expenses.

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

As of September 30, 2013, there was $127 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings also has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2014 and June 16, 2014.  Available credit under the UIL Holdings Credit Facility at September 30, 2013 totaled $268.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the facility’s expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

UIL Holdings filed a shelf registration statement with the Securities and Exchange Commission (SEC) in March 2012.  UIL Holdings may, from time to time, sell debt, equity or other securities under the registration statement in one or more transactions.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  UI was authorized to use the proceeds from the sale of the Proposed Notes for the following purposes:  (1) to finance capital expenditures; (2) the repayment of an equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short‑term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, and (7) for general corporate purposes.  UI has issued $378.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012, $100 million of which were issued in April 2012, and $75 million of which were issued in October 2013.

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

UI expects to receive periodic cash distributions from GenConn similar to those discussed in “– Cash Flows” above.  Future cash distributions, however, are subject to GenConn generating sufficient cash flows to fund operations as well as continued compliance with the terms and conditions of its project financing documents.

CNG has PURA approval for the issuance of up to $110 million principal amount of debt securities through October 2013 as part of an unsecured medium-term notes program.  CNG is authorized to use the proceeds from the sale of the debt securities for the refinancing of maturing debt securities, and for funding various capital expenditures and working capital associated with gas supply costs.  Any debt issuances under the approved program are subject to further PURA

Index
approval of the terms and conditions at the time of issuance.  CNG issued $20 million of medium term notes in December 2008 and $45 million of medium term notes in October 2013 pursuant to such PURA approval.

SCG has PURA approval for the issuance of up to $200 million principal amount of debt securities through October 2013 as part of a secured medium-term notes program.  SCG is authorized to use the proceeds from the sale of the debt securities for the following purposes:  (1) to refinance maturing debt securities; (2) to finance a potential put option on an outstanding debt security; and (3) to fund various capital expenditures and working capital associated with gas costs.  Any debt issuance under the approved program is subject to further PURA approval of the terms and conditions at the time of issuance.  SCG issued $50 million of medium-term notes in December 2008 and $50 million of medium-term notes in September 2011 pursuant to such PURA approval.

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

Uses of Funds

During the nine-months ended September 30, 2013, UIL Holdings made pension contributions of approximately $55 million.  No further contributions are expected during the remainder of 2013.

On October 31, 2013, UIL Holdings repaid, upon expiration, $100 million outstanding under a short-term credit agreement.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of September 30, 2013.

2013 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2013 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, as amended.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2013 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, as amended.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10‑K, as amended, for the fiscal year ended December 31, 2012 are those that depend most heavily on these judgments and estimates.  As of September 30, 2013, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

Index
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

As of September 30, 2013, UIL Holdings had certain immaterial guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, as amended, that UIL Holdings expects to have a material impact on its consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for three and six-month periods ended September 30, 2013 and 2012, are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business, as well as EPS excluding the impact of regulatory disallowances, which calculated by dividing the income of each line of business and the net income of each line of business excluding the regulatory disallowances, by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Index
Third Quarter 2013 vs. Third Quarter 2012

	Quarter Ended September 30, 2013	Quarter Ended September 30, 2012	2013 More (Less) than 2012

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$24.7	$26.4	$(1.7)
Regulatory disallowances (1)	(10.5)	-	(10.5)
Total Electric Distribution and Transmission	14.2	26.4	(12.2)
Gas Distribution	(6.3)	(7.3)	1.0
Non-Utility	(2.8)	(3.4)	0.6
Net Income attributable to UIL Holdings	$5.1	$15.7	$(10.6)

EPS
Electric Distribution and Transmission	$0.49	$0.52	$(0.03)
Regulatory disallowances (1)	(0.21)	-	(0.21)
Total Electric Distribution and Transmission	0.28	0.52	(0.24)
Gas Distribution	(0.12)	(0.14)	0.02
Non-Utility	(0.06)	(0.07)	0.01
Total EPS - Basic	$0.10	$0.31	$(0.21)

Total EPS - Diluted	$0.10	$0.31	$(0.21)

EPS - Excluding Impact of Regulatory disallowances
EPS - Basic	$0.31	$0.31	$-
EPS - Diluted	$0.31	$0.31	$-

(1)  Resulting from UI's 2013 distribution rate proceeding.

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $2.1 million, from $217.1 million in the third quarter of 2012 to $219.2 million in the third quarter of 2013.  Retail revenue increased by $10.8 million, which was primarily attributable to increases in distribution rates, as a result of the 2013 rate case decision, partially offset by decreases in sales volume in the third quarter of 2013 compared to the third quarter of 2012.  Retail sales decreased by 71 million kWh, from 1,619 million kWh in the third quarter of 2012, to 1,548 million kWh in the third quarter of 2013.  Retail sales normalized for the weather impact increased by 12 million kWh, from 1,513 million kWh in the third quarter of 2012, to 1,525 million kWh in the third quarter of 2013.  Other revenues decreased by $8.7 million, which was primarily attributable to lower transmission revenue requirements partially offset by the distribution revenue decoupling adjustment.

Purchased power expense decreased by $6.3 million, from $43.6 million in the third quarter of 2012 to $37.3 million in the third quarter of 2013.  The decrease was primarily attributable to decreased costs of procured power as well as decreases in sales volume.

UI’s O&M expense increased by $2.5 million, from $52.4 million in the third quarter of 2012 to $54.9 million in the third quarter of 2013.  The increase was primarily attributable to increased uncollectible accounts and increased employee pension and benefits expense.

UI’s transmission wholesale expenses increased by $2.1 million, from $26.6 million in the third quarter of 2012 to $28.7 million in the third quarter of 2013.  The increase was primarily attributable to higher regional transmission expenses, a portion of which UI pays based upon its relative load and which are recoverable through rates.

Depreciation and amortization expense increased by $3.4 million, from $29.1 million in the third quarter of 2012 to $32.5 million in the third quarter of 2013. The increase was primarily attributable to an increase in the amortization of the CTA regulatory asset.

Taxes other than income taxes increased by $3.4 million, from $20.5 million in the third quarter of 2012 to $23.9 million in the third quarter of 2013.  The increase was primarily attributable to higher gross receipts tax as well as an increase in property taxes due to increases in plant and equipment.

Index
UI’s other income and deductions decreased by $2.6 million, from $6.9 million in the third quarter of 2012 to $4.3 million in the third quarter of 2013.  The decrease was primarily attributable to the absence in 2013 of the TSO incentive settlement recorded in the third quarter of 2012 partially offset by an increase in allowance for funds used during construction (AFUDC).

Interest charges decreased by $1.5 million, from $10.4 million in the third quarter of 2012 to $8.9 million in the third quarter of 2013.  The decrease was primarily attributable to a reduction in carrying charges on deferred amounts due to customers.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $7.1 million in the third quarter of 2013, a decrease of $11.1 million, compared to the third quarter of 2012.  The decrease was primarily attributable to a one-time pretax write off of $17.5 million ($10.5 million after-tax) resulting from disallowances and other adjustments related to the UI’s rate proceeding.

Transmission

The transmission business had total net income of $7.1 million in the third quarter of 2013, a decrease of $1.1 million, compared to the third quarter of 2012.  The decrease was primarily attributable to a $2.6 million reserve recorded in the third quarter of 2013 related to a FERC ROE claim.

Gas Distribution

The Gas Companies’ operating revenue decreased by $8.6 million, from $105.8 million in the third quarter of 2012 to $97.2 million in the third quarter of 2013.  The decrease was primarily attributable to lower purchased gas rates in the third quarter of 2013 compared to the third quarter of 2012, as well as lower off-system sales volume partially offset by customer growth and higher conservation expense recovery.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $14.3 million, from $51.6 million in the third quarter of 2012 to $37.3 million in the third quarter of 2013.  The decrease was primarily attributable to lower purchased gas rates in the third quarter of 2013 as compared to the third quarter of 2012, as well as lower off-system sales volume.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $2.8 million, or ($0.06) per share, compared to net after-tax costs of $3.4 million, or ($0.07) per share, in the third quarter of 2012.

Index
First Nine Months 2013 vs. First Nine Months 2012

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	2013 More (Less) than 2012

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$68.9	$66.7	$2.2
Regulatory disallowances (1)	(10.5)	-	(10.5)
Total Electric Distribution and Transmission	58.4	66.7	(8.3)
Gas Distribution	24.3	17.9	6.4
Non-Utility	(7.8)	(9.8)	2.0
Net Income attributable to UIL Holdings	$74.9	$74.8	$0.1

EPS
Electric Distribution and Transmission	$1.35	$1.31	$0.04
Regulatory disallowances (1)	(0.21)	-	(0.21)
Total Electric Distribution and Transmission	1.14	1.31	(0.17)
Gas Distribution	0.48	0.35	0.13
Non-Utility	(0.15)	(0.19)	0.04
Total EPS - Basic	$1.47	$1.47	$-

Total EPS - Diluted	$1.46	$1.46	$-

EPS - Excluding Impact of Regulatory disallowances
EPS - Basic	$1.68	$1.47	$0.21
EPS - Diluted	$1.67	$1.46	$0.21

(1)  Resulting from UI's 2013 distribution rate proceeding.

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $15.6 million, from $586.8 million in the first nine months of 2012 to $602.4 million in the first nine months of 2013.  Retail revenue increased $23.4 million, which was primarily attributable to increases in distribution rates, as a result of the 2013 rate case decision, partially offset by decreases in sales volume in the first nine months of 2013 compared to the first nine months of 2012.  Retail sales decreased by 26 million kWh, from 4,158 million kWh in the first nine months of 2012, to 4,132 million kWh in the first nine months of 2013.  Retail sales normalized for the weather impact decreased 31 million kWh, from 4,129 million kWh in the first nine months of 2012, to 4,098 million kWh in the first nine months of 2013.  Other revenues decreased $7.8 million, which was primarily attributable to lower transmission revenue requirements partially offset by the net activity of the GSC “working capital allowance” due to timing differences.

Purchased power expense decreased by $12.6 million, from $118.6 million in the first nine months of 2012 to $106.0 million in the first nine months of 2013.  The decrease was primarily attributable to decreased costs of procured power as well as decreases in sales volume.

UI’s O&M expense increased by $5.2 million, from $160.9 million in the first nine months of 2012 to $166.1 million in the first nine months of 2013.  The increase was primarily attributable to increased uncollectible accounts and increased employee pension and benefits expense partially offset by a decrease in rent expense due to a reduction in office space utilized by UIL Holdings.

UI’s transmission wholesale expenses increased by $6.2 million, from $59.8 million in the first nine months of 2012 to $66.0 million in the first nine months of 2013.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

Depreciation and amortization expense increased by $7.3 million, from $77.7 million in the first nine months of 2012 to $85.0 million in the first nine months of 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment as well as an increase in the amortization of the CTA regulatory asset.

Index
Taxes other than income taxes increased by $9.4 million, from $52.7 million in the first nine months of 2012 to $62.1 million in the first nine months of 2013.  The increase was primarily attributable to higher gross receipts tax as well as an increase in property taxes due to increases in plant and equipment.

UI’s other income and deductions decreased by $2.2 million, from $16.4 million in the first nine months of 2012 to $14.2 million in the third quarter of 2013.  The decrease was primarily attributable to the absence in 2013 of the TSO incentive settlement recorded in the third quarter of 2012 partially offset by an increase in allowance for funds used during construction (AFUDC).

UI’s interest charges decreased by $2.9 million, from $31.8 million in the first nine months of 2012 to $28.9 million in the first nine months of 2013.  The decrease was primarily attributable to a reduction in carrying charges on deferred amounts due to customers as well as lower line of credit interest expense.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $33.7 million in the first nine months of 2013, a decrease of $9.6 million, compared to the first nine months of 2012.  The decrease was primarily attributable to a one-time pretax write off of $17.5 million ($10.5 million after tax) resulting from disallowances and other adjustments related to the UI’s rate proceeding.

Transmission

The transmission business had total net income of $24.7 million in the first nine months of 2013, an increase of $1.3 million, compared to the first nine months of 2012.  The increase was primarily attributable to an increase in the income earned on an increase in rate base as well as an increase in allowance for funds used during construction, partially offset by a $2.6 million reserve recorded in the third quarter of 2013 related to a FERC ROE claim.

Gas Distribution

The Gas Companies’ operating revenue increased by $104.5 million, from $476.6 million in the first nine months of 2012 to $581.1 million in the first nine months of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, which was largely offset by increased purchased gas expense, as well as the impact of colder weather, increased per customer usage in the first nine months of 2013 compared to the first nine months of 2012, customer growth and increased conservation expense recovery.  Temperatures were colder in the first nine months of 2013 compared to the first nine months of 2012 which resulted in a 24.6% increase in heating degree days in the first nine months of 2013.  The colder temperatures and increased per customer usage in the first nine months of 2013 compared to the first nine months of 2012 resulted in a $16.6 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in the first nine months of 2013.  Retail sales increased by 1.9 million mcf, from 53.2 million mcf in the first nine months of 2012, to 55.1 million mcf in the first nine months of 2013.  The customer growth in the first nine months of 2013 compared to the first nine months of 2012 resulted in a $4.9 million increase, pre-tax, in gross margin in the first nine months of 2013.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense increased by $73.2 million, from $242.3 million in the first nine months of 2012 to $315.5 million in the first nine months of 2013.  The increase was primarily attributable to higher sales volume from off-system sales, and colder weather in the first nine months of 2013 compared to the first nine months of 2012.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Index
The Gas Companies’ O&M expense increased by $9.6 million, from $101.9 million in the first nine months of 2012 to $111.5 million in the first nine months of 2013.  The increase was primarily attributable to increased conservation, pension and benefits, and payroll expenses.  Conservation expenses are fully offset by operating revenues.

Depreciation and amortization expense increased by $2.0 million, from $56.5 million in the first nine months of 2012 to $58.5 million in the first nine months of 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

The Gas Companies’ taxes other than income taxes increased by $3.7 million, from $30.1 million in the first nine months of 2012 to $33.8 million in the first nine months of 2013.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as higher real estate, personal property and sales tax.

The Gas Companies’ other income and deductions decreased by $4.6 million, from $4.3 million of income in the first nine months of 2012 to $0.3 million of deductions in the first nine months of 2013.  The decrease was primarily attributable to the decrease in the fair value of the weather insurance contracts due to colder temperatures in the first nine months of 2013 compared to the first nine months of 2012.

Interest charges increased by $1.1 million, from $21.3 million in the first nine months of 2012 to $22.4 million in the first nine months of 2013.  The decrease was primarily attributable to increased carrying cost interest due to higher deferred gas cost liabilities.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $7.8 million, or ($0.15) per share, in the first nine months of 2013 compared to net after-tax costs of $9.8 million, or ($0.19) per share, in the first nine months of 2012.  The decrease was primarily attributable to tax benefits associated with unitary filing requirements for state income taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no additional risks identified and no material changes with regard to items previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2013.  As of September 30, 2013, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that UIL Holdings’ disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

Index
There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended.  There have been no material changes to such risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 31,704 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Share that May Yet Be Purchased Under the Plans or Programs
July 1-31	26,484	33.33	None	None
August 1-31	3,340	37.46	None	None
September 1-30	1,880	36.68	None	None
Total	31,704	33.96	None	None

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 4, 2013, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three- and nine-month periods ended September 30, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 11/4/2013	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer