Form 10-K
period 2013-12-31
UIL HOLDINGS CORP
filed 2014-02-20
CIK 1082510

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the UIL Holdings’ voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of UIL Holdings’ most recently completed second fiscal quarter (June 30, 2013) was $1,914,519,791 based on a closing sales price of $38.25 per share.

The number of shares outstanding of the registrant’s only class of common stock, as of February 14, 2014 was 56,462,507.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of this Form 10-K into which document is incorporated
Part I Definitive Proxy Statement for Annual Meeting of the Shareowners to be held on May 13, 2014	III

UIL HOLDINGS CORPORATION
FORM 10‑K
December 31, 2013

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

Mcf – one thousand cubic feet, nearly equal to one million BTUs.

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

Stranded Costs – Costs that are recoverable from retail customers, as determined by PURA, including above‑market long‑term purchased power obligations, regulatory assets, and above‑market investments in power plants.

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

Part I

Forward-Looking Statements

Certain statements contained in this Form 10-K, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets, legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiaries.  All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

Item 1.	Business.

GENERAL

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG) and The Berkshire Gas Company (Berkshire, and collectively SCG and CNG, the Gas Companies).  UI is also a party to a joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively with GCE Holding LLC, GenConn) operates peaking generation plants in Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown).  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall executive, financial and planning functions.

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

UTILITY BUSINESSES

Electric Distribution and Transmission

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 760,000, which represents approximately 21% of the population of Connecticut.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population of approximately 145,000) and New Haven (population of approximately 130,000) and their surrounding areas.  The service territory is home to a diverse array of business sectors including aerospace manufacturing, healthcare, biotech, financial services, precision manufacturing, retail and education.  At December 31, 2013, UI had approximately 317,000 customers.  Of UI’s 2013 retail revenues, 56.8% were derived from residential sales, 35.9% from commercial sales, 5.8% from industrial sales and 1.5% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  UI is regulated as an electric distribution company by the Connecticut Public Utilities Regulatory Authority (PURA) and is also subject to regulation by the Federal Energy Regulatory Commission (FERC).  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K, which is hereby incorporated by reference.

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

PURA has jurisdiction with respect to, among other things, retail rates, accounting procedures, certain dispositions of property and plant, construction of certain electric facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and suitability to provide service to customers, including efficiency.

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, are subject to regulation by the CSC with respect to environmental compatibility and public need.

UI is a “public utility” within the meaning of Part II of the Federal Power Act.  Under the Federal Power Act, the FERC governs the rates, terms and conditions of transmission of electric energy in interstate commerce, interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates, market-based rates and the operations of regional capacity and electric energy markets in New England administered by an independent entity, ISO-New England, Inc. (ISO-NE)).  The FERC approves UI’s transmission revenue requirements, which are collected through UI’s retail transmission rates.  The FERC also has authority to ensure the reliability of the high voltage electric transmission system through mandatory reliability standards, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements.  For further information, refer to “–Arrangements with Other Industry Participants,” below.

UI is required to comply with reliability standards issued by the North American Electric Reliability Corporation, a not-for-profit corporation whose mission is to improve the reliability and security of the bulk power system.  These reliability standards may be enforced by the North American Electric Reliability Corporation, the FERC (which oversees the North American Electric Reliability Corporation), and by the regional entity for New England (Northeast Power Coordinating Council, Inc.) to the extent approved by the FERC.

UI owns 9.5% of the common stock of Connecticut Yankee Atomic Power Company, which owned a nuclear generating plant that has been retired and decommissioned.  Connecticut Yankee Atomic Power Company is subject to the jurisdiction of the United States Nuclear Regulatory Commission and the FERC.    For further information, refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Connecticut Yankee Atomic Power Company,” of this Form 10-K, which is hereby incorporated by reference.

Rates

Public utilities, including UI, are entitled by Connecticut law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Regulated Electric Distribution and Transmission

UI’s retail electric service rates are subject to regulation by PURA.  UI’s present general retail distribution rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting and other services.

The revenue components of UI’s retail charges to customers, effective as of January 1, 2014, reflect a total average price of 18.9737¢ per kilowatt-hour (kWh) and consist of the following:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price per kWH
Distribution	The process of delivering electricity through local lines to customers' homes or businesses.	9.15% (1)	5.4583¢
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	12.15-12.35% (2)	2.0449¢
Generation Services Charge (GSC) (3)	The average rate charged to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	N/A	9.3550¢
Systems Benefits Charge (SBC) (4)	Charges representing public policy costs, such as uncollectible expenses associated with low-income and other hardship accounts.	N/A	0.4762¢
Conservation & Load Management (C&LM) (5)	Statutory assessment used to support energy conservation and load management programs.	N/A	0.5969¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (6)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	N/A	0.9424¢
Renewable Energy Investment (REI) (7)	Statutory assessment used to support renewable energy projects.	N/A	0.1000¢

(1)	PURA authorized return on equity. Earnings above 9.15% are required to be shared 50% with customers.
(2)	Weighted average estimate based upon the FERC authorized rates.
(3)	This rate includes $0.0055 per kWh for retail access and load settlement costs. GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this Form 10-K).
(4)	SBC has no impact on results of operations, because SBC billing is a “pass-through” with the exception of carrying charges which are applied to any under-collections or over-collections in between annual reconciliation filings.
(5)	UI has the opportunity to earn a nominal incentive for managing the C&LM programs. Except for the incentive, the C&LM assessment has no impact on results of operations, because C&LM billing is a “pass-through.”
(6)	NBFMCC rate includes funding of customer initiatives such as distributed generation in accordance with Connecticut’s Energy Independence Act. Included in the funding is an incentive for UI to help bring those customer initiatives on-line. Except for the incentive, NBFMCC has no impact on results of operations, because NBFMCC billing is a “pass-through.”
(7)	REI has no impact on results of operations, because REI billing is a “pass-through.”

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

UI must procure the power to serve its standard service load  pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in a manner that maintains standard service cost volatility within reasonable levels.  In October 2012, PURA approved the Standard Service Procurement Plan (the Procurement Plan) submitted by the Department of Energy and Environmental Protection’s (DEEP) procurement manager to PURA for approval as required by Connecticut law.  The Procurement Plan, which was developed by the procurement manager, in consultation with UI, The Connecticut Light and Power Company (CL&P) and the Connecticut Office of Consumer Counsel, provides for UI to continue to procure wholesale power for its standard service customers on a full requirements basis pursuant to contracts with a maximum duration of 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.  The length of term and tranche sizes may be modified by the mutual agreement of UI and the procurement manager.

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2014 and for 80% of its standard service load for the second half of 2014.  Supplier of last resort service is procured on a quarterly basis.

In addition, UI is authorized to seek long-term contracts for up to 20% of its standard service requirements and Connecticut Class I Renewable Energy Certificates (RECs) for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers, but has not executed any long-term contracts.

New Renewable Source Generation

Under a Connecticut Public Act No. 11-80, An Act Concerning the Establishment of the Department of Energy and Environmental Protection and Planning for Connecticut's Energy Future (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase RECs from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable through electric rates.  As of December 31, 2013, UI had entered into contracts totaling up to $2.9 million annually in payments for 15-year delivery terms commencing in 2013 and 2014.

Section 127 of PA 11-80 provided for the development of up to 30 MW of small Class I renewable generation projects in Connecticut.  Specifically the statute authorized DEEP to procure up to 10 MW of renewable generation from the market and allows each of UI and CL&P to build, own or operate facilities totaling up to 10 MW each.

In December 2011, DEEP announced that in accordance with the authorization for it to procure up to 10 MW of Class I renewables, it had selected two 5 MW solar projects in CL&P’s service territory.  CL&P executed contracts with the developers to purchase energy and associated products from both projects.  These contracts and the associated cost recovery have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are fully recoverable through electric rates.

In January 2012, UI filed its proposal with PURA outlining UI’s renewable connections program under PA 11-80 through which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012 approving the construction of one solar facility and two fuel cell facilities.  The decision approved an ROE equal to UI’s then currently allowed distribution ROE, which was 8.75%, over the life of the facility.  UI had requested an ROE of 9.5%.  In September 2012, PURA reopened the proceeding on its own motion.  On August 28, 2013, UI and the Prosecutorial Division of PURA entered into a settlement agreement addressing the issues of disagreement, including balancing the risks of the projects with the ROE.  On October 23, 2013, PURA approved the settlement.  The settlement establishes a base ROE to be calculated as the greater of:  (A) the current UI authorized distribution ROE plus 25 basis points and (B) current authorized distribution ROE for CL&P, less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.  Under the settlement, UI agreed to submit to PURA the budget for the approximately 7.8 MW in projects identified in its January 2012 filing within three months of the PURA approval, which period was extended to February 21, 2014, and to submit project details and budgets for the remaining 2.2 MW within twelve months.  If PURA fails to approve, or rejects or modifies the budget in any way, UI has the right to cancel the development of such project with no further liability.  The Settlement also provides that construction of any of these projects will be subject to the receipt of all required permits and approvals acceptable in form and substance to UI.

Under Section 6 of Connecticut Public Act 13-303 (PA 13-303), DEEP was authorized to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from Class I renewable resources in a quantity of up to 4% of the electric distribution companies’ distribution load.  On July 8, 2013, DEEP issued a request for proposals (RFP), and directed UI and CL&P to enter into power purchase agreements with the winning bidders.  On September 19, 2013, UI entered into contracts with two of the winning bidders which were subsequently approved by PURA.  One contract is for 48.1 MW produced by a 250 MW wind farm to be built in Maine, and the second is for 3.8 MW produced by a 20 MW solar project to be built in Connecticut.  The quantity of energy and RECs to be purchased under these contracts total approximately 3.5% of UI’s distribution load.  PA 13-303 provides that costs of any such agreement will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder in the RFP, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  UI is not a party to the lawsuit.

Also under Section 8 of PA 13-303, DEEP is authorized to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  On December 26, 2013, DEEP directed UI to enter into three long-term contracts to purchase RECs from existing biomass facilities in New England.  The contracts are expected to be executed and filed with PURA for approval during the first quarter of 2014.  PA 13-303 provides that costs of any such agreements will be fully recoverable through electric rates.

Arrangements with Other Industry Participants

Wholesale Transmission Rates

Wholesale transmission revenues are recovered through formula rates that are approved by the FERC.  UI’s transmission revenues are recovered from New England customers through charges that recover costs of transmission and other transmission-related services provided by all regional transmission owners, with a portion of those revenues collected from the distribution businesses of UI.  These rates provide for the annual reconciliation and recovery or refund of estimated costs to actual costs.  The difference between estimated and actual costs is deferred for future recovery from, or refund to, transmission customers.

ISO-New England (ISO-NE) and Regional Transmission Organization (RTO)

UI and most other New England utilities, generation owners and marketers are parties to a series of agreements that provide for coordinated planning and operation of the region's generation and transmission facilities and the rules by which they participate in the wholesale markets and acquire transmission services.  Under these arrangements, ISO-NE, a non-profit corporation whose board of directors and staff are independent of all market participants, has served since 2005 as the RTO for New England.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system, which includes UI’s electric system, and administration of the region’s wholesale electricity marketplace.  ISO-NE also is responsible for the management of the comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs and determines which costs of all regional major transmission facilities are shared by consumers throughout New England.

Transmission Return on Equity (ROE)

The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  The FERC established a base-level ROE of 11.14%, as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.    In September 2011, several New England governmental entities filed a joint complaint with the FERC seeking a reduction of the base ROE of 11.14% to be effective for the period of October 1, 2011 through December 31, 2012.  On August 6, 2013, the presiding Administrative Law Judge issued an initial decision finding that the existing base ROE was unjust and unreasonable, and that the just and reasonable base ROE is 10.6% for the refund period of October 1, 2011 through December 31, 2012 and, for the period after a final opinion is issued by the FERC,  9.7%, prior to any adjustments that may be applied by the FERC in a final order based on the change in 10-year U.S. Treasury Bond rates from the date hearings closed to the date of the FERC’s order.  We expect the FERC to issue its final opinion in 2014.  UI recorded a reserve for the refund period of $2.6 million during the third quarter of 2013 based upon its assessment of the ultimate outcome of the proceeding.  In December 2012, various additional parties filed a similar complaint with the FERC seeking a proposed reduction of the base ROE effective for a new refund period January 1, 2013.  This complaint is still pending before the FERC.  For further information, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – Electric Distribution and Transmission  – Transmission” of this Form 10-K, which is hereby incorporated by reference.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2013, UI’s overall allowed weighted-average ROE for its transmission business was 12.2%, excluding the impact of the reserve referenced  above.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is substantially complete, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project being studied now as part of the "Greater Hartford Central Connecticut Study" (GHCC) due to the expanded scope of ISO-NE’s reassessment.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in 2014.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement (O&M Agreement) with

UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

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

As of December 31, 2013, UI had made aggregate deposits of $35.1 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project.  On February 7, 2014, UI made an additional deposit in NEEWS of approximately $1 million.

Gas Distribution

The Gas Companies engage in natural gas transportation, distribution and sales operations in Connecticut and western Massachusetts serving approximately 395,000 customers in service areas totaling approximately 1,966 square miles.  The service area in Connecticut includes the greater Hartford-New Britain area, Greenwich and the southern Connecticut coast from Westport to Old Saybrook, including the cities of Bridgeport and New Haven.  The population of this service area is approximately 1.6 million, which represents approximately 45% of the population of Connecticut.  The service area in Massachusetts includes Berkshire County and portions of Franklin and Hampshire Counties, and includes the cities of Pittsfield, North Adams and Greenfield.  The population of this area is approximately 193,000, which represents approximately 3.0% of the population of Massachusetts.  Of the Gas Companies’ 2013 retail revenues, 62.1% were derived from residential sales, 22.7% from commercial sales, 8.8% from industrial sales and 6.4% from other sales.  Retail revenues vary by season, with the highest revenues typically in the first quarter of the year reflecting cooler weather.  SCG and CNG are regulated by PURA in Connecticut, and Berkshire is regulated by the Massachusetts Department of Public Utilities (DPU).

Franchises

The Gas Companies have valid franchises to engage in the transportation, distribution and sale of natural gas in their respective service areas.  The franchise agreements allow the Gas Companies to construct and maintain certain facilities over, on and under public highways and grounds.  The SCG and CNG franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by PURA under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.  In Connecticut, a gas company may serve customers in an area where it does not have franchise rights provided that the gas company holding the franchise is not serving that area and PURA approval has been obtained.  In Massachusetts, Berkshire may petition the DPU for authority to serve areas for which it does not currently hold franchise rights.

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

The Gas Companies are subject to federal safety regulations promulgated by the United States Department of Transportation, including safety measures related to natural gas distribution facilities.  Both Connecticut and Massachusetts have adopted these federal regulations and certain other safety regulations.  All of these regulations are administered and enforced by PURA in Connecticut and the DPU in Massachusetts.

Rates

Utilities are entitled by Connecticut and Massachusetts law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.  The Gas Companies’ present general retail rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  The current revenue components of the Gas Companies’ retail charges to customers can vary significantly between customer class and among individual customers depending on individual usage characteristics.  The table below illustrates average charges as of January 1, 2014 for a typical residential heating customer using 1,000 ccf of natural gas annually:

		CNG			SCG		Berkshire
Unbundled Revenue Component	Description	Authorized Return on Equity		Average Price per CCF	Authorized Return on Equity	Average Price per CCF	Authorized Return on Equity	Average Price per CCF
Distribution	The process of delivering natural gas through local pipes to the customer’s home or business.	9.18	%(1)	$0.6787	9.36%	$0.5868	10.50%	$0.6444
Supply (2)	The rate charged to retail customers for the gas commodity. This rate is determined and approved by PURA/DPU.	N/A		$0.6221	N/A	$0.6683	N/A	$0.6300
Sales Services Charge (SSC)	Company administrative costs associated with providing Supply service.	9.18	%(1)	$0.0425	9.36%	$0.0488	N/A	N/A
Conservation Adjustment Mechanism (CAM ) (3)	Rate established by PURA to support energy conservation programs.	N/A		$0.0460	N/A	$0.0460	N/A	N/A
Local Distribution Adjustment (4)	The per-unit rate charged to customers to recover costs associated with societal programs, including energy efficiency, environmental remediation and arrearage forgiveness program costs. The rate is sector specific, seasonal and filed for approval semi-annually with the DPU.	N/A		N/A	N/A	N/A	N/A	$0.1360

(1)  ROE was effective January 10, 2014 and price was effective February 1, 2014.  As of January 1, 2014, CNG’s distribution ROE and average price per ccf were 9.41% and $0.6639, respectively and CNG’s sales services charge average price per ccf was $0.0408.
(2) SCG and CNG each have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by PURA and DPU, respectively, which enable them to pass their reasonably incurred cost of gas purchases through to customers.  These clauses allow utilities to recover costs associated with changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.  Additionally, Berkshire’s mechanism allows for the recovery of the gas-cost portion of bad debt.
(3)  CNG and SCG can collect lost margins associated with CAM-funded conservation activities.  All other costs associated with CAM-funded activities have no impact on results of operations as these costs are a pass-through to customers.
(4)  Berkshire can collect lost margins associated with energy efficiency installations.  All other Local Distribution Adjustment items have no impact on Berkshire’s results of operations since they are a pass-through.  Berkshire may request DPU approval to amend the rate periodically.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage, capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation capacity, gas storage and peaking resources.  Actual reasonable gas costs incurred by each of the Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms, subject to regulatory review.

The Gas Companies purchase the majority of their natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location and primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region and in Canada.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold approximately 100 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the long-term contracts for firm transportation capacity are regulated by the FERC.  The actual reasonable costs of such contracts are passed through to customers through state regulated purchased gas adjustment mechanisms.

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

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company.  Each Gas Company owns or has rights to the natural gas stored in a Liquefied Natural Gas facility directly attached to its distribution system.

ENVIRONMENTAL REGULATION

The National Environmental Policy Act (NEPA) requires that detailed statements of the environmental effect of UIL Holdings’ facilities be prepared in connection with the issuance of various federal permits and licenses.  Federal agencies are required by NEPA to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.  In Connecticut, the CSC serves as the designated authority to ensure that UIL Holdings’ facilities are in compliance with NEPA, except as otherwise specified in certain permits, such as those required by the U.S. Army Corps of Engineers. Massachusetts has enacted its own Massachusetts Environmental Policy Act to address the requirements of NEPA at the state level.  Under this Act, the Massachusetts Environmental Policy Act Office reviews projects, including utility projects and siting decisions, for their environmental and community impact.

Under the federal Toxic Substances Control Act, the United States Environmental Protection Agency (EPA) has issued regulations that control the use and disposal of Polychlorinated Biphenyls (PCBs).  PCBs were widely used as insulating fluids in many electric utility transformers and capacitors manufactured before the federal Toxic Substances Control Act prohibited any further manufacture of such PCB equipment.  Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA.  For the Gas Companies, PCBs are sometimes found in the distribution system.  The Gas Companies test any distribution piping being removed or repaired for the presence of PCBs and comply with relevant disposal procedures, as needed.

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

In accordance with applicable regulations, UIL Holdings’ subsidiaries have disposed of residues from operations at landfills.  In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination.  Although UIL Holdings’ subsidiaries have no current knowledge of the existence of any such contamination, we cannot assure that the subsidiaries or applicable regulatory agencies won’t determine in the future that remedial actions must be taken in relation to past disposal practices.

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by RCRA as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2013.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

The Gas Companies are also subject to permitting and reporting requirements under the federal Clean Air Act (CAA) and related federal and state regulations.  These regulations cover the various emissions from the Gas Companies’ equipment, primarily turbines and stacks, limiting emissions levels depending on the location of the facility and the existing air quality in the region.  In addition, recent regulations require UIL Holdings’ subsidiaries to report the amount of greenhouse gases that are emitted from their facilities.  There may be significant costs to UIL Holdings associated with ongoing compliance with CAA regulations for which UIL Holdings would seek recovery through the regulatory process.

The Gas Companies are also subject to permitting and reporting requirements associated with the Federal Clean Water Act and the Connecticut and Massachusetts state programs enacted under the authority of the Clean Water Act.  These regulations establish limits on various discharges into navigable waters and/or publicly-owned treatment works facilities and the Gas Companies have established procedures to ensure compliance with these limits at their various facilities.

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

EMPLOYEES

As of December 31, 2013, UIL Holdings and its subsidiaries had a total of 1,895 employees, of which 927 were members of local unions.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC toll-free at 1-800-SEC-0330.  The SEC also maintains an Internet site (www.sec.gov) that contains documents that issuers, including UIL Holdings, file electronically with the SEC.  Additionally, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line, free of charge, on our website (www.uil.com).  Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at UIL Holdings Corporation, P.O. Box 1564, New Haven, CT  06506.

Item 1A.	Risk Factors

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, some of which are described below.  Additional risks, uncertainties and other factors not presently known or currently deemed not to be material may also affect UIL Holdings’ financial condition and results of operations.

Legislation and regulation can significantly affect the structure, operations and financial results of our regulated subsidiaries.

The rates and authorized returns on equity of UI, CNG, SCG and Berkshire, our regulated subsidiaries, are regulated by the FERC, PURA and DPU, as applicable.  The legislation and the regulatory decisions implementing such legislation establish a framework for their operations.  Such legislation and regulatory decisions may result in the establishment of revenue requirements that are insufficient for the regulated subsidiaries to maintain customer services at current levels while still earning their allowed return.  Legislation and regulatory decisions, including initiatives to promote energy conservation and distributed generation, could negatively impact the ability to reach earnings targets and to obtain debt and equity financing at reasonable costs and on acceptable terms.  Such decisions could also impact our ability to recover our regulatory assets, including deferred major storm costs.  For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – UIL Holdings Corporation – Legislation & Regulation,” of this Form 10-K.

UIL Holdings’ liquidity is dependent upon the ability of its subsidiaries to pay dividends to UIL Holdings, the availability of its short-term credit facility and its ability to access the bank and capital markets.

UIL Holdings is a holding company and, as such, has no revenue-generating operations of its own.  UIL Holdings is dependent on dividends from its subsidiaries and on external financings to provide the cash that is necessary for debt service, to pay administrative costs, to pay common stock dividends to its shareowners and to provide equity contributions to its subsidiaries.  Prior to funding UIL Holdings, the subsidiaries have financial obligations that must be satisfied, including among others, their operating expenses, debt service, preferred dividends (in the case of CNG), and obligations to trade creditors.  As UIL Holdings’ sources of cash are limited to dividends from its subsidiaries and external financings, its ability to pay its debt obligations and to maintain future cash dividends at the level currently paid to shareowners will be primarily dependent upon sustained earnings from the operations of its subsidiaries.

Financial market disruptions could negatively impact our cost of and ability to access capital in the debt and equity markets, thus impacting our ability to meet our financing and liquidity requirements and fund our capital program.

All of our financing, liquidity and capital requirements that exceed available cash will be provided by external financing.  There is no commitment to provide such financing from any source of funds, other than the short-term credit facility currently available to UIL Holdings and its subsidiaries.  We expect to satisfy future external financing needs by the issuance of additional short-term or long-term debt and equity securities.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities and credit markets and economic conditions generally, as well as the credit ratings, current debt levels and future income and cash flow of UIL Holdings and its subsidiaries.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Increases in interest rates could have an adverse impact on our financial condition and results of operations.

Credit market trends impact the cost of our borrowings.  Increases in interest rates could result in increased cost of capital in the issuance of new debt, refinancing of fixed rate debt at maturity, the resetting of rates of the Auction Rate Bonds and the remarketing of tax-exempt bonds.  Additionally, we have a short-term credit agreement that permits borrowings at fluctuating interest rates and also permit borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  Changes in LIBOR will have an impact on interest expense.  For further discussion of our cost of capital and interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.  For further discussion of UIL Holdings’ and its subsidiaries’ revolving credit facilities, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (D) Short-Term Credit Arrangements.”

Pension and postretirement benefit plans could require significant future contributions to such plans.

We provide defined benefit pension plans and other postretirement benefits for a significant number of employees, former employees and retirees.  Financial market disruptions and significant declines in the market values of the investments held to meet the pension and postretirement obligations, discount rate assumptions, participant demographics, and changes in laws and regulations may require us to make significant contributions to the plans.  Large funding requirements could adversely impact our financial condition and results of operations.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which, if not recovered from our customers, could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business.  Our transmission and distribution businesses face several operational risks, including the breakdown or failure of or damage to equipment or processes; labor disputes; disruptions in the delivery of electricity and natural gas, including impacts on us or our customers; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; and other unanticipated operations and maintenance expenses and liabilities.  The failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs. Such costs that are not recoverable from our customers would have an adverse effect on our financial position, results of operations and cash flows.

We may incur substantial capital expenditures and operating expenses in complying with environmental regulations, which could have an adverse impact on our results of operations and financial condition.

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, we may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, as well as additional operating expenses.  Environmental damage claims may also arise from the operations of our regulated subsidiaries.  For further discussion of significant environmental issues known to us at this time, see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Environmental Concerns,” of this Form 10-K.

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

Current economic conditions could cause reductions in the demand for electricity and natural gas and impair the financial soundness of customers, which could adversely affect our results of operations.  Such conditions could also impair the financial soundness of our vendors and service providers.

The economic conditions in Connecticut and Massachusetts in recent years have reduced, and could in the future further reduce, the demand for electricity and natural gas.  The economies of Connecticut and Massachusetts have experienced high unemployment in recent years as evidenced by seasonally–adjusted unemployment rates of 7.4% and 7.0% for Connecticut and Massachusetts, respectively, in December 2013.  Furthermore, as a result of the continued economic uncertainties affecting the economies of Connecticut, Massachusetts, the United States and other parts of the world, our vendors and service providers could experience serious cash flow problems.  As a result, such vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts, which could adversely affect our financial condition and results of operations.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on operations.

Currently, 27% of the work force, including many experienced workers with specialized skills in constructing and maintaining the electrical and gas infrastructures, is eligible to retire by the end of 2015.  The difficulty in finding experienced replacements for these employees, combined with the significant length of time to train such replacements, could lead to an inability to replace all retirees in a timely manner and negatively impact the ability of our regulated subsidiaries to maintain system reliability at its current levels.  For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition,” of this Form 10‑K.

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could have an adverse impact on our financial condition and results of operations.

Approximately 49% of the work force is covered by collective bargaining agreements that expire between October 2014 and November 2018.  The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could result in increased expenses related to wages and benefits, inefficient and/or ineffective job performance or organized work stoppages, the impact of which could adversely affect our financial condition and results of operations.

Grid disturbances, disruption in our networks, pipeline curtailments, security breaches, cyber-attacks, or acts of war or terrorism could negatively impact our operating systems, compromise customer or other information and result in potential financial liability.

While we have not experienced any cyber-attacks that have had material impacts on our financial condition and results of operations, a disruption or black-out caused by an event that impacts the regional electric grid, regional gas pipelines, or our regulated subsidiaries’ local systems, such as, but not limited to, a transmission facility outage, interstate pipeline curtailments, a security breach, a cyber-attack, an act of war, a geomagnetic disturbance or a terrorist action, could impair our ability to properly manage our data, networks, systems and programs and negatively impact the operation and sustainability of our operating systems.  Furthermore, any threats or actions that negatively impact the integrity of, security of, or ability to manage our facilities, computer networks, systems, or programs, could cause the information stored there, including confidential customer information or critical operating information, to be accessed, publicly disclosed, lost or stolen.  Any such grid disturbance, security breach, cyber-attack or act of war or terrorism could result in a significant decrease in revenues, significant expense to repair system damage or security breach, and legal claims or proceedings that could damage our reputation and adversely affect our financial condition and results of operations.

Weather could adversely impact our financial condition and results of operations.

Severe weather, such as ice and snowstorms, hurricanes and other natural disasters, may cause outages and substantial property damage to our transmission and distribution facilities which may result in additional costs that are generally not insured.  This could result in a significant decrease in revenues, as could extremely warmer than normal winter temperatures, and significant additional costs to repair assets, which could have an adverse impact on our financial condition and results of operations if costs are not recovered through the regulatory process.

Our regulated subsidiaries are subject to significant attention by customers, regulators, legislators and the media, which make them vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our regulated subsidiaries, have large customer bases, are subject to regulation and provide an important service to customers, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm our reputation and those of our regulated subsidiaries, and may make state legislatures, utility commissions and other regulatory authorities less likely to view us and our regulated subsidiaries in a favorable light, and may cause our regulated subsidiaries to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight.  Unfavorable regulatory or legislative outcomes could include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements.  The imposition of any of the foregoing could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We may not be able to complete necessary or desirable pipeline expansion or infrastructure development projects in a timely manner, which may delay or prevent us from serving our customers or expanding our business.

As required by Connecticut’s Comprehensive Energy Strategy, CNG and SCG filed, jointly with Yankee Gas Services Company, a comprehensive natural gas expansion plan (“Expansion Plan”) outlining how they intend to meet the proposed gas expansion goals.  The Expansion Plan outlines a structured approach to add approximately 280,000 new gas heating customers state-wide over the next 10 years.  In order to serve new customers to comply with the Expansion Plan, the Gas Companies need to lay significant miles of new pipeline; maintain, expand and potentially upgrade their existing distribution and/or storage infrastructure, and build new gate stations. Various factors may prevent or delay the Gas Companies from completing such projects or make completion more costly, such as the inability to obtain required approval from local or state regulatory and governmental bodies, public opposition to the project, inability to obtain adequate financing, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. In addition, the current favorable pricing of natural gas compared to home heating oil, if not sustainable, could reduce the demand for gas conversions.  As a result, the Gas Companies may not be able to adequately support the proposed customer growth, which would negatively impact their businesses, results of operations, cash flow and financial condition.

New advances in power generation, energy efficiency, or other technologies that impact the power utility industry could cause an erosion in revenues.

With the escalating costs of energy has come the incentive for the development of new technologies for power generation and energy efficiency, and an investment in research and development to make those technologies more efficient and cost-effective. In Connecticut, the state’s Comprehensive Energy Strategy places considerable emphasis on distributed generation, energy efficiency and products that reduce electricity usage. There is potential that distributed generation systems and energy efficiency measures could adversely affect the demand for services of our regulated subsidiaries thus impacting revenues, which would have a negative impact on our results of operations, cash flow and financial condition.

We are exposed to risks and uncertainties with respect to the Gas Companies and their operations.

Natural gas distribution activities involve numerous risks that may result in accidents and other operating costs.  The Gas Companies depend on gas supply and transportation from gas suppliers on interstate pipelines that are potentially subject to curtailment for various reasons, including loss of supply, failure of equipment, accidents and severe weather. There are also inherent in natural gas distribution activities a variety of hazards, including the risk of explosions on natural gas distribution systems, and other operating risks, all of which could cause financial losses and exposure, significant damage to person and property, environmental contamination and impairment of operations.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The corporate headquarters of UIL Holdings are located in New Haven, Connecticut.  Additionally, UI and the Gas Companies occupy several facilities within their service territories for administrative and operational purposes.

UI’s transmission lines consist of approximately 104 circuit miles of overhead lines and approximately 28 circuit miles of underground lines, all operated at 345-kV or 115-kV and located in Connecticut, with the majority located within or adjacent to the territory served by UI.  In addition, UI has three 115-kV switching stations and one 345/115-kV substation which, along with UI’s transmission lines are part of the New England transmission grid.  A major portion of UI’s transmission lines is constructed on railroad rights‑of‑way pursuant to two Transmission Line Agreements.  One of the agreements expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension.  The other agreement will expire in May 2040.

UI owns and operates 27 bulk electric supply substations with a capacity of 1,886 megavoltampere, and 8 distribution substations with a capacity of 42 megavoltampere.  UI has 3,287 pole‑line miles of overhead distribution lines and 199 distribution conduit‑bank miles.

The Gas Companies’ natural gas systems consist of approximately 4,303 miles and 744 miles of distribution pipeline in Connecticut and Massachusetts, respectively.  SCG and CNG also operate and maintain numerous gate stations, and have firm pipeline capacity under contract totaling 470,720 Mcf of natural gas for a maximum peak delivery day.

CNG owns and operates a liquefied natural gas plant which can store up to 1.2 Bcf of natural gas and can vaporize up to 90,000 Mcf per day of liquid natural gas to meet peak demand.  SCG has contract rights to and operates a similar plant to the CNG plant with the same capabilities to store up to 1.2 Bcf of natural gas.  SCG’s liquefied natural gas facilities can vaporize up to 82,000 Mcf per day of liquid natural gas to meet peak demand.  SCG and CNG have also contracted for 21 Bcf of storage with a maximum peak day delivery capability of 198,444 Mcf per day (included in the total pipeline deliveries noted above).

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

There were no legal proceedings required to be reported under this item.  For further discussion of legal proceedings, see Item 1, Business – Utility Businesses: “– Electric Distribution and Transmission”  and “– Gas Distribution” for information about various state regulatory and rate proceedings, civil lawsuits related thereto, and information about proceedings relating to power, transmission and pricing issues; and “– Environmental Regulation” for information about proceedings involving air quality requirements, toxic substances and hazardous waste, manufactured gas plant sites and other matters.  In addition, see Item 1A, Risk Factors, for general information about several significant risks and Item 8, Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J) – Commitments and Contingencies, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not Applicable.

EXECUTIVE OFFICERS OF UIL HOLDINGS

The names and ages of all executive officers of UIL Holdings and a brief account of the business experience during the past five years of each executive officer are as follows:

Name	Age*	Title
James P. Torgerson**	61	President and Chief Executive Officer
Richard J. Nicholas**	58	Executive Vice President and Chief Financial Officer
Linda L. Randell**	63	Senior Vice President and General Counsel
Alex J. DeBoissiere	58	Senior Vice President of Government Relations
John J. Prete**	56	Senior Vice President of Electric Operations
Steven P. Favuzza**	60	Vice President and Controller
Anthony Marone III**	50	Senior Vice President of Customer and Business Services
Diane Pivirotto**	63	Senior Vice President of Human Resources, Administrative Services and Chief Compliance Officer
Robert M. Allessio	63	Senior Vice President Connecticut Gas Operations

*     Age as of December 31, 2013
**  Executive officer has entered into an employment agreement.

James P. Torgerson.  Mr. Torgerson was appointed President of UIL Holdings on January 23, 2006, Chief Executive Officer of UI on April 24, 2006 and Chief Executive Officer of UIL Holdings on July 1, 2006.  Effective November 16, 2010, Mr. Torgerson was also appointed Chairman of each of UI, Berkshire, CNG and SCG.  Effective December 31, 2012, Mr. Torgerson was appointed President of UI.

Richard J. Nicholas.  Mr. Nicholas was appointed Executive Vice President and Chief Financial Officer of UIL Holdings and UI on March 1, 2005.  Effective November 16, 2010, Mr. Nicholas was appointed Chief Financial Officer of Berkshire, CNG and SCG.

Linda L. Randell.  Ms. Randell was appointed Senior Vice President and General Counsel of UIL Holdings and UI on March 26, 2007.  Effective November 16, 2010, Ms. Randell was appointed General Counsel of each of Berkshire, CNG and SCG.  Previously, Ms. Randell served as Chief Compliance Officer of UIL Holdings from May 10, 2011 to January 1, 2013.

Alex J. DeBoissiere.  Mr. DeBoissiere was appointed Senior Vice President of Governmental Relations of UIL Holdings on May 10, 2011.  Previously, Mr. DeBoissiere served as the Director Government Affairs for Duane Morris LLP from 2008 through 2011 and as Vice President Government Relations for Midwest Independent Systems Operator, Inc. from 2002 through 2008.

John J. Prete.  Mr. Prete was appointed Senior Vice President Electric Operations of UIL Holdings in May 2013 and also currently serves as Senior Vice President and Chief Operating Officer of UI.  Previously, Mr. Prete served as Vice President of Technical Services of UIL Holdings, and Senior Vice President – Electric Transmission and Distribution of UI, from November 16, 2010 through May 2013, and Vice President – Transmission Business of UI from October 1, 2007 through November 2010.

Steven P. Favuzza.  Mr. Favuzza was appointed Vice President and Controller of UI and of UIL Holdings on July 23, 2007.  Previously, Mr. Favuzza served as Assistant Vice President – Corporate Planning of UI and of UIL Holdings from March 2005 to July 2007.

Anthony Marone III.  Mr. Marone was appointed Senior Vice President of Customer and Business Services of UIL Holdings on May 14, 2013.  Previously, Mr. Marone served as Senior Vice President – Business Services of UI and Vice President of Business Services of UIL Holdings from November 16, 2010 to May 2013.  Mr. Marone also served as Vice President – Client Services and External Relations of UI from July 1, 2009 to November 2010, and Vice President – Client Services from October 2007 to July 2009.  Mr. Marone is also the President of GenConn Energy LLC (GenConn), a 50-50 joint venture between UI and NRG.  For further information on GenConn, refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (H), Related Party Transactions,” of this Form 10-K, which is hereby incorporated by reference.

Diane Pivirotto.  Ms. Pivirotto was appointed Senior Vice President of Human Resources, Administrative Services and Chief Compliance Officer of UIL Holdings on January 1, 2013.  Previously, Ms. Pivirotto served as Vice President of Human Resources of UIL Holdings from November 16, 2010 to January 2013. Ms. Pivirotto also served as Vice President Human Resources of UI from May 11, 2010 to November 16, 2010 and as Associate Vice President of Human Resources of UI from June 2005 to May 2010.

Robert M. Allessio.  Mr. Allessio was appointed Senior Vice President Connecticut Gas Operations on May 14, 2013.  Previously, Mr. Allessio served as Vice President of Gas Operations of UIL Holdings, from November 16, 2010 to May 14, 2013.  Mr. Allessio has also served as President and Chief Executive Officer of CNG and SCG and Chief Executive Officer of Berkshire since 2005.

No family relationships exist between any director, executive officer, or person nominated or chosen to become a director or executive officer of UIL Holdings.  There is no arrangement or understanding between any executive officer of UIL Holdings and any other person pursuant to which such officer was selected as an officer.

Part II

Item 5.	Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the quarterly high and low closing sale prices during 2013 and 2012 were as follows:

	2013 Sale Price		2012 Sale Price
	High	Low	High	Low

First Quarter	39.89	35.86	36.22	33.69
Second Quarter	42.14	36.32	36.04	32.56
Third Quarter	41.63	36.14	37.66	35.00
Fourth Quarter	39.69	36.47	36.80	32.33

The quarterly cash dividends declared in 2013 and 2012 were at a rate of $0.432 per share.

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

As of February 14, 2014, there were 6,559 common stock shareowners of record.

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2009 and ending 2013.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
UIL	$100	$101	$114	$142	$152	$172
S&P 500	$100	$126	$145	$148	$172	$228
S&P Public Utility Index	$100	$112	$118	$142	$143	$162
S&P Elect. Pwr. Co. Index	$100	$104	$107	$129	$128	$138

*	Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2008 and that all dividends were reinvested. For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year. The changes displayed are not necessarily indicative of future returns measured by this or any other method.

UIL Holdings repurchased 18,750 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	15,420	37.33	None	None
November 1-30	150	37.64	None	None
December 1-31	3,180	34.32	None	None
Total	18,750	36.82	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.	Selected Financial Data. (1)

	2013	2012	2011	2010	2009
Financial Results of Operation ($000's)
Electric Distribution and Transmission
Retail
Residential	$379,267	$357,150	$384,967	$439,357	$473,813
Commercial	239,964	221,820	224,028	248,028	273,759
Industrial	38,469	34,953	37,927	39,154	39,524
Other	10,182	9,597	9,611	10,037	9,569
Wholesale	(323)	378	491	505	235
Other operating revenues	135,999	159,564	140,985	122,466	98,781
Total Electric Distribution and Transmission	803,558	783,462	798,009	859,547	895,681
Gas Distribution
Retail
Residential	411,179	388,483	413,797	78,346	N/A
Commercial	150,098	144,996	195,774	31,981	N/A
Industrial	58,567	34,364	35,866	8,961	N/A
Other	42,282	44,198	37,613	3,678	N/A
Wholesale	133,551	75,426	65,943	12,917	N/A
Other operating revenues	19,346	15,420	23,322	2,222	N/A
Total Gas Distribution	815,023	702,887	772,315	138,105
Non-utility Businesses	135	152	123	14	869
Total operating revenues	$1,618,716	$1,486,501	$1,570,094	$997,666	$896,550
Operating income	$240,489	$230,590	$219,382	$125,299	$122,168
Net Income attributable to UIL Holdings	$115,265	$103,637	$99,656	$54,854	$54,317

Financial Condition ($000's)
Property, plant and equipment in service - net	$2,747,361	$2,535,811	$2,202,855	$2,084,762	$1,028,860
Goodwill	266,205	266,205	266,797	298,890	-
Other deferred charges and regulatory assets	1,109,133	1,249,330	1,189,476	1,161,803	882,662
Total Assets	5,144,220	5,019,164	4,744,609	4,481,838	2,221,760
Current portion of long-term debt	11,834	48,296	13,712	154,114	58,256
Net long-term debt excluding current portion	1,723,842	1,600,354	1,548,347	1,511,768	673,549
Net common stock equity	1,353,815	1,116,553	1,094,361	1,076,142	574,176

Common Stock Data
Average number of shares outstanding - basic (000's)	52,415	50,831	50,609	35,722	28,027
Number of shares outstanding at year-end (000's)	56,754	50,875	50,645	50,505	29,977
Earnings per share - basic	$2.20	$2.04	$1.96	$1.53	$1.94
Earnings per share - diluted	$2.18	$2.02	$1.95	$1.52	$1.93

Book value per share	$23.85	$21.95	$21.61	$21.31	$19.15
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$42.14	$37.51	$35.66	$30.78	$30.93
Low	$35.86	$32.70	$28.72	$24.00	$17.15
Year-end	$38.75	$35.81	$35.37	$29.96	$28.08

Other Financial and Statistical Data
Electric Distribution and Transmission sales by class (millions of kWh's)
Residential	2,272	2,246	2,275	2,311	2,187
Commercial	2,610	2,643	2,661	2,760	2,669
Industrial	493	495	594	617	593
Other	47	47	46	47	44
Total	5,422	5,431	5,576	5,735	5,493

Electric Distribution and Transmission retail customers as of December 31,	317,031	321,213	323,284	325,456	325,754

Gas Distribution sales by class (millions of cubic feet)
Residential	34,721	28,230	30,612	6,506	N/A
Commercial	24,144	11,776	13,790	3,778	N/A
Industrial	3,767	1,755	1,046	1,783	N/A
Other	15,006	23,182	22,603	1,371	N/A
Total	77,638	64,943	68,051	13,438	N/A

Gas Distribution retail customers as of December 31,	395,372	385,030	376,367	374,536	N/A

(1)	2010 Financial data includes Gas Distribution activity as of and for the 45 day period beginning with the acquisition of the Gas Companies by UIL Holdings and ending December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND STRATEGY

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility businesses.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ current overall corporate strategy is to create shareowner value by investing in its utility businesses to increase earnings and cash flow, while maintaining safety and reliability standards consistent with its public service obligation.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG) and The Berkshire Gas Company (Berkshire and collectively with SCG and CNG, the Gas Companies).

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

The transmission business explores future transmission opportunities both within and outside of its service territory, pursues the Federal Energy Regulation Commission (FERC) incentives, acts to influence the ISO planning process as appropriate, and develops transmission infrastructure projects.

UI is also party to a 50-50 joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively GenConn), operates two peaking generation plants in Connecticut.

UI manages operating and maintenance costs to have a reasonable opportunity to achieve its authorized return on equity, while producing earnings and cash flow, consistent with maintaining reliable service to customers.  Earnings from the Competitive Transition Assessment (CTA) portion of customer electric bills ended in 2013 and the CTA expired on January 1, 2014.

The Gas Companies transport, distribute and sell natural gas to their customers in 63 cities and towns in Connecticut and western Massachusetts.  To provide safe, secure and reliable service, the Gas Companies maintain and invest in their distribution infrastructure and pursue growth through efficient expansion of customer gas utilization.  In efforts to enhance system reliability, the Gas Companies continue to invest in distribution infrastructure and are focusing on the replacement of their cast iron and bare steel mains and services, customer growth through new business construction and customer conversions and other projects such as the replacement, upgrade or modernization of gate and district regulator station equipment, the Liquefied Natural Gas facility in Rocky Hill, Connecticut and their supervisory control and data acquisition systems.

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

Legislation and Regulation

In July 2011, as a result of Connecticut Public Act 11-80 (PA 11-80), the Department of Energy and Environmental Protection (DEEP) was created by merging the Department of Environmental Protection (DEP) and the Department of Public Utility Control (DPUC).  As part of the reorganization, the DPUC became the Public Utilities Regulatory Authority (PURA) and is responsible for the rate review and regulatory compliance of regulated utilities in Connecticut, including electric and gas.  The term PURA is used in this filing to refer to PURA’s future actions as well as the actions of its predecessor organization, the DPUC and the term DEEP is used in this filing to refer to DEEP’s actions as well as the actions of its predecessor organization, the DEP.

Electric Restructuring  As a result of Connecticut laws passed in 1998 and the decade that followed (collectively, the Restructuring Legislation), UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the Competitive Transition Assessment (CTA), Generation Services Charge (GSC), a combined public benefits charge that includes the C&LM charge, Renewable Energy Investment (REI) charge, and Systems Benefits Charge (SBC), and Federally Mandated Congestion Charges (FMCCs).

Transitional Standard Offer Incentive (TSO)  Under Connecticut Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (the 2003 Restructuring Legislation), PURA established an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by PURA.    PURA issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed PURA’s final decision to the state superior court which determined, in a decision filed February 5, 2010, that PURA did not apply the proper standard in determining whether UI qualified for the incentive and that PURA made other errors, and remanded the case to PURA for further proceeding in accordance with the court's decision.  On October 2, 2012, UI, CL&P and the Connecticut Office of Consumer Counsel filed with PURA a joint motion for approval of a settlement agreement by and among UI, CL&P, and the Office of Consumer Counsel which resolved all of the issues relating to the incentive for the procurement of power for 2004 through 2006.  The settlement agreement provided that UI had met the statutory standard for receiving 2005 and 2006 TSO incentives previously collected of approximately $2.7 million, which were recorded in the third quarter of 2012 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  The settlement agreement also provides that no further amounts are due from UI to customers relating to the 2004 incentive, in light of amounts refunded to customers in 2009.   PURA approved the settlement agreement on October 31, 2012.

Comprehensive Energy Strategy  In February 2013, DEEP issued its final comprehensive energy strategy  for Connecticut which offers recommendations in five major priority areas as follows:  (1) expanding energy choices, (2) lowering utility bills, (3) improving the environment, (4) creating clean energy jobs and (5) enhancing quality of life.

Emergency Preparedness and Response   Connecticut Public Act 12-148, (PA-12-148), requires PURA to review the performance of Connecticut’s electric distribution companies and gas companies after an emergency when (1) more than 10% of any such company’s customers were without service for more than 48 consecutive hours or (2) at PURA’s discretion.

Performance Standards  In June 2012, pursuant to PA 11-80, PURA initiated a docket for the establishment of performance standards for electric distribution and gas companies.  On November 1, 2012, PURA issued its decision establishing performance standards under emergency situations.  Emergency situations were defined as an event that caused more than 10 percent of electric customers or 1 percent of gas customers being without service for more than 48 consecutive hours.  The electric and gas companies were directed to incorporate into their emergency response plans, and implement into their operations, performance standards relating to preparation, including damage assessment, safety and mutual assistance, communication, exercises and restoration. The standards require that the utility that experiences such an event file a written report with PURA within 60 days after the end of an event in order to assist in lessons learned and continual improvement.  Electric and gas companies, including UI, CNG and SCG, will be subject to penalties levied by PURA for failure to meet these performance standards.

Transmission Adjustment Clause  PURA has approved a transmission adjustment clause (TAC) for UI, implementing provisions of the 2005 Transportation Act enacted in Connecticut, to establish a “transmission tracker” mechanism by which PURA adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC.  UI makes a semi-annual filing with PURA, setting forth its actual transmission revenues, projected retail transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from the filing.  PURA holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved retail transmission revenue requirements and its retail transmission rate and facilitates the timely matching of retail transmission revenues and retail transmission revenue requirements.

Greenhouse Gas Reporting Program  In November 2010, EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases under the authority of the Clean Air Act.  These regulations apply to facilities that emit greenhouse gases above the threshold level of 25,000 metric tons equivalent per year.  SCG and CNG both exceed this threshold and are subject to reporting requirements.  The liquefied natural gas facilities owned and/or contracted by SCG and CNG are also subject to the monitoring and reporting requirements of the new regulations. Similarly, UI is subject to reporting requirements under provisions of the greenhouse gases regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of December 31, 2013, the assets accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 70.1% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

Contracts for Differences

The determination of fair value of the CfDs is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and adjusted for non-performance risk using credit default swap rates.  Certain management assumptions are required, including development of pricing that extended over the term of the contracts.  UIL Holdings believes this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, analytics are performed to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  In addition, UIL Holdings performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the CfDs are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.  During 2013, the fair value of the CfDs declined due to increases in forward pricing.

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

In October of 2013, CNG entered into a weather insurance contract for the period of November 1, 2013 through December 31, 2013.  If temperatures were warmer than normal, CNG would receive a payment, up to a maximum of $1.5 million; however, if temperatures were colder than normal, CNG would make a payment of up to a maximum of $1 million.  As a result of PURA’s approval of a decoupling mechanism which went into effect on January 10, 2014, the contract did not extend into the 2014 portion of the heating season.  The intrinsic value of the contract, which is carried on the balance sheet as a derivative liability, totaled $0.1 million at December 31, 2013, and was subsequently paid.

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, Berkshire will receive a payment, up to a maximum of $1 million; however, if temperatures are colder than normal, Berkshire will make a payment of up to a maximum of $0.2 million.  The contract had no value at December 31, 2013 since the variation from normal weather through December 31, 2013 did not reach the prescribed level stated in the contract.

In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, SCG will receive a payment, up to a maximum of $3 million; however, if temperatures are colder than normal, SCG will make a payment of up to a maximum of $2 million.  The contract had no value at December 31, 2013 since the variation from normal weather through December 31, 2013 did not reach the prescribed level stated in the contract.

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

In November 2011, Berkshire entered into a weather insurance contract for calendar year 2012.  According to the terms of the contract, because temperatures were warmer than normal for the contract period, Berkshire received a payment of $1 million on January 8, 2013.  The premiums paid were amortized over the term of the contract.  The intrinsic value of the contract, $1 million at December 31, 2012, was carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).

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

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by PURA and the FERC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings due to the decoupling mechanism in place.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  On August 14, 2013, PURA issued a decision (the August Decision) which became effective on that date and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the establishment of the requested storm reserve.  Additionally, the August decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, UIL Holdings recorded a one-time pre-tax write off of $17.5 million related to UI in the third quarter of 2013.

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of PURA’s August Decision in UI’s distribution rate case.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, UIL Holdings recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  PURA’s final determination on the timing of recovery of the remaining storm regulatory asset, if any, after applying the revenue from the 2010 and 2012 earnings sharing along with the excess CTA revenue collections is expected in the second half of 2014.  As of December 31, 2013, UI’s storm regulatory asset totaled approximately $14.8 million.

On September 30, 2013, PURA approved UI’s revised distribution decoupling filings for the 2011 and 2012 rate years which included decoupling adjustments of $4.0 million and $6.4 million, respectively.  UI began recovering these amounts from customers on October 1, 2013. The recovery period for the decoupling adjustments will run through September 30, 2014.  On October 11, 2013, UI filed its distribution decoupling filing for the 2013 rate year under its previous rate case that ended on August 13, 2013 which included a decoupling adjustment of $0.9 million.  On January 29, 2014, PURA approved UI’s decoupling filing for the 2013 rate year under its previous rate decision.  The recovery period for the decoupling adjustment is from February 1, 2014 to September 30, 2014.

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

UI must procure the power to serve its standard service load pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in a manner that maintains standard service cost volatility within reasonable levels.  In October 2012, PURA approved the Standard Service Procurement Plan (the Procurement Plan) submitted by DEEP’s procurement manager to PURA for approval as required by Connecticut law.  The Procurement Plan, which was developed by the procurement manager, in consultation with UI, CL&P and the Connecticut Office of Consumer Counsel, provides for UI to continue to procure wholesale power for its standard service customers on a full requirements basis pursuant to contracts with a maximum duration of 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.  The length of term and tranche sizes may be modified by the mutual agreement of UI and the procurement manager.

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2014 and for 80% of its standard service load for the second half of 2014.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of December 31, 2013, UI would have had to post an aggregate of approximately $10.6 million in collateral.

In addition, UI is permitted to seek long-term contracts for up to 20% of its standard service requirements and Connecticut Class I Renewable Energy Certificates (RECs) for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers, but has not executed any long-term contracts.

New Renewable Source Generation

Under a Connecticut Public Act No. 11-80, An Act Concerning the Establishment of the Department of Energy and Environmental Protection and Planning for Connecticut's Energy Future (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase RECs from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI will account for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable through electric rates.  As of December 31, 2013, UI had entered into contracts totaling up to $2.9 million annually in payments for 15-year delivery terms commencing in 2013 and 2014.

Section 127 of PA 11-80 provided for the development of up to 30 MW of small Class I renewable generation projects in Connecticut.  Specifically the statute authorized DEEP to procure up to 10 MW of renewable generation from the market and allows each of UI and CL&P to build, own or operate facilities totaling up to 10 MW each.

In December 2011, DEEP announced that in accordance with the authorization for it to procure up to 10 MW of Class I renewables, it had selected two 5 MW solar projects in CL&P service territory and CL&P executed contracts with the developers to purchase energy and associated products from both projects.  These contracts and the associated cost recovery have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are fully recoverable through electric rates.

In January 2012, UI filed its proposal with PURA outlining UI’s renewable connections program under PA 11-80 through which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012 approving the construction of one solar facility and two fuel cell facilities.  The decision approved an ROE equal to UI’s then currently allowed distribution ROE, which was 8.75%, over the life of the facility.  UI had requested an ROE of 9.5%.  In September 2012, PURA reopened the proceeding on its own motion.  On August 28, 2013, UI and the Prosecutorial Division of PURA entered into a settlement agreement addressing the issues of disagreement, including balancing the risks of the projects with the ROE.  On October 23, 2013, PURA approved the settlement.  The settlement establishes a base ROE to be calculated as the greater of:  (A) the current UI authorized distribution ROE plus 25 basis points and (B) current authorized distribution ROE for CL&P, less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.  Under the settlement, UI agreed to submit to PURA the budget for the approximately 7.8 MW in projects identified in its January 2012 filing within three months of the PURA approval, which period was extended to February 21, 2014, and to submit project details and budgets for the remaining 2.2 MW within twelve months.  If PURA fails to approve, or rejects or modifies the budget in any way, UI has the right to cancel the development of such project with no further liability.  The Settlement also provides that construction of any of these projects will be subject to the receipt of all required permits and approvals acceptable in form and substance to UI.

Under Section 6 of Connecticut Public Act 13-303 (PA 13-303), DEEP was authorized to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from Class I renewable resources in a quantity of up to 4% of the electric distribution companies’ distribution load.  On July 8, 2013, DEEP issued a request for proposals (RFP), and directed UI and CL&P to enter into power purchase agreements with the winning bidders.  On September 19, 2013, UI entered into contracts with two of the winning bidders which were subsequently approved by PURA.  One contract is for 48.1 MW produced by a 250 MW wind farm to be built in Maine, and the second is for 3.8 MW produced by a 20 MW solar project to be built in Connecticut.  The quantity of energy and RECs to be purchased under these contracts total approximately 3.5% of UI’s distribution load.  PA 13-303 provides that costs of any such agreement will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder in the RFP, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  UI is not a party to the complaint.

Also under Section 8 of PA 13-303, DEEP may direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  On December 26, 2013, DEEP directed UI to enter into three long-term contracts to purchase RECs from existing biomass facilities in New England.  In January 2014, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The contracts are currently pending PURA approval. PA 13-303 provides that costs of any such agreements will be fully recoverable through electric rates.

Transmission

PURA decisions do not affect the revenue requirements determination for UI’s transmission business, including the applicable ROE, which are within the jurisdiction of the FERC.  The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  The FERC established a base-level ROE of 11.14%, as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2013, UI’s overall allowed weighted-average ROE for its transmission business was 12.2%, excluding the impact of the reserve related to the September 2011 complaint discussed below.

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

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is substantially complete, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project being studied now as part of the "Greater Hartford Central Connecticut Study" (GHCC) due to the expanded scope of ISO-NE’s reassessment.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in 2014.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement (O&M Agreement) with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

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

As of December 31, 2013, UI had made aggregate deposits of $35.1 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.5 million, $1.6 million and $1.0 million in the years ended December 31, 2013, 2012 and 2011, respectively.  On February 7, 2014, UI made an additional deposit in NEEWS of approximately $1 million.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been prudently incurred, or will be incurred, to meet UI’s public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized ROE portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for years ended December 31, 2013, 2012 and 2011 were $0.5 million, $2.2 million and $3.9 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $42.4 million, $41.1 million and $41.2 million for years ended December 31, 2013, 2012 and 2011, respectively.  As a result of the outcome of UI’s 2013 distribution rate request, PURA approved UI’s proposed rate treatment to leave CTA rates unchanged until January 1, 2014 at which point the charge ended.  The remaining balances will be extinguished upon the completion of the final reconciliation hearing in 2014 and have been reclassified to current regulatory assets and liabilities on the balance sheet as of December 31, 2013.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2014 through December 31, 2014 of $30.8 million and $37.5 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2014 approved revenue requirements.

As of December 31, 2013, UI’s equity investment in GenConn was $118.2 million and there was approximately $0.1 million of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $15.3 million, $15.3 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $21.8 million and $21.5 million during the years ended December 31, 2013 and 2012, respectively.

Operations

For regulatory and accounting purposes, UI separates its transmission and distribution operations into separate divisions.  Changes to income and expense items related to distribution have a direct impact on net income and earnings per share.  Changes to income and expenses items related to transmission impacts earnings indirectly through changes to rate base, allowed rate of return, and capitalization.  Transmission returns are achieved either by accruing additional revenues, or by deferring such revenues, as required to achieve the authorized return.  The distribution division also contains the revenue and expense components of UI’s “other unbundled components,” as presented on customer bills, which include the CTA, the SBC, the GSC, the C&LM charge, and REI charges.  Amortization expense within CTA impacted earnings indirectly through changes to the rate base.  CTA returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Changes to the SBC, the GSC, the C&LM charge, and REI charges, which are essentially pass-through components (revenues are matched to recover costs), do not have such an impact.  The majority of expenses are either accrued or deferred such that there is no net income associated with these four unbundled components.

The primary operational factors affecting UI’s financial results are the ability to control expenses and capital expenditures.  Sales volume is not expected to have an impact on distribution earnings due to the decoupling mechanism in place.  The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions.

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

Gas Distribution

The Gas Companies are natural gas transportation and distribution utilities whose structure and operations are significantly affected by legislation and regulation.  SCG’s and CNG’s rates and authorized ROE are regulated by PURA.  Berkshire’s rates and authorized ROE are regulated by the Massachusetts Department of Public Utilities (DPU).  Legislation and regulatory decisions implementing legislation establish a framework for the Gas Companies’ operations.  CNG’s and SCG’s results of operations will be impacted by the implementation of their joint natural gas expansion plan with CL&P, discussed below, which is designed to meet the gas expansion goals proposed in Connecticut’s Comprehensive Energy Strategy.  Other factors affecting the Gas Companies’ financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume.  Sales volumes for SCG and Berkshire are affected, for the most part, by the weather during the winter heating season months given the variability of average daily temperatures compared to normal.  Weather is not expected to have an impact on CNG’s sales volumes due to the decoupling mechanism put in place on January 10, 2014.  The Gas Companies expect to continue to make capital investments in their distribution infrastructures.

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

The allowed returns on equity established by PURA are 9.18% and 9.36% for CNG and SCG, respectively.  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.  On January 22, 2014, PURA issued a final decision, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and a system expansion mechanism.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon acquisition by UIL Holdings. The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regards to the specific question of whether or not, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation. CNG had submitted expert testimony to PURA that such a ratemaking mechanism in these circumstances would result in a normalization violation. The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA will adjust rates to offset the ratemaking impacts of the 338(h)(I0) election on rate base.

On June 14, 2013, CNG, SCG and Yankee Gas Services Company, an unrelated regulated gas distribution company, filed a comprehensive joint 10 year natural gas expansion plan (“Expansion Plan”) with PURA and DEEP. The plan was in response to the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and Public Act 13-298.  The Expansion Plan included a set of recommendations designed to help meet the statewide goal of adding approximately 280,000 new customers, including providing more flexibility to minimize a new customer’s contribution to the cost to serve them, providing tools to help fund natural gas conversion costs, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, and  allowing utilities to secure additional pipeline capacity coming into Connecticut.  PURA issued its final Decision on November 22, 2013.  In this decision PURA approved new System Expansion (SE) rates exclusively for new on and off-main customers commencing service on or after January 1, 2014.  These rates include a 10% premium distribution component for on-main customers and a 30% premium for off-main customers.  The SE rates are complemented by new business rules that extend the Companies’ financial hurdle rate model from a 20-year to a 25-year time horizon, which will reduce the customer’s contributions to any construction costs, and allow the grouping of customers to help reduce or eliminate new customer contributions to system expansion.  A separate new business reconciliation mechanism is also approved that reconciles the actual new business revenue requirements each year with the revenues received from the new business customers.   As a result of the reconciliation, any shortfall or surplus in revenues will be charged or credited to existing firm customers.  This ensures the timely recovery of new business capital investments and any associated expenses.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation capacity, gas storage and peaking resources.  Actual reasonable gas costs incurred by each of the Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms, subject to regulatory review.

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

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold approximately 100 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the long-term contracts for firm transportation capacity are regulated by the FERC.  The actual reasonable costs of such contracts are passed through to customers through state regulated purchased gas adjustment mechanisms.

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

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company.  Each Gas Company owns or has rights to the natural gas stored in a Liquefied Natural Gas facility directly attached to its distribution system.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, UIL Holdings had $69.2 million of unrestricted cash and temporary cash investments.  This represents an increase of $51.3 million from the corresponding balance at December 31, 2012.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2012	$17.9

Net cash provided by operating activities	325.2

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(305.2)
Deposits in NEEWS	(1.6)
Cash distributions from GenConn	6.5
Restricted cash (1)	0.8
Other	0.3
(299.2)

Net cash provided by (used in) financing activities:
Issuances of common stock	206.5
Issuances (payments) of long-term debt, net	93.5
Line of credit borrowings (repayments), net	(187.0)
Dividend payments	(87.6)
Other financing activities	(0.1)
25.3

Net change in cash	51.3

Unrestricted cash and temporary cash investments, December 31, 2013	$69.2

(1) As of December 31, 2013, UIL Holdings had $2.0 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $325.2 million in 2013, compared with $333.9 million in 2012.  The decrease in operating cash flows was related primarily to changes in taxes accrued/refundable, accounts receivable and natural gas in storage.  The decrease in cash flows from changes in taxes accrued/refundable is primarily due to the absence in 2013 of tax refunds received in 2012 of approximately $65.8 million resulting from an accounting change for tax purposes as well as a federal income tax refund generated by the carryback of a portion of UIL Holdings’ 2011 net operating loss to the 2009 and 2010 tax years.  The increase in cash flows from changes in accounts receivable and the decrease in cash flows from changes in natural gas in storage are directly correlated to increases in sales, primarily related to gas distribution volume, in the fourth quarter of 2012 as compared to the fourth quarter of 2011.  Given that November and December are the beginning of the gas winter heating season, gas distribution sales in the fourth quarter help drive cash collections and the need for gas inventory purchases in the first quarter of the following year.  This increase in sales in the fourth quarter was primarily due to the colder weather in the fourth quarter of 2012 as compared to the fourth quarter of 2011.   Temperatures were 10.5% colder in the fourth quarter of 2012 as compared to the fourth quarter of 2011 which resulted in an increase of 551 heating degree days in the fourth quarter of 2012.  The gas distribution business had operating revenue of $226.2 million in the fourth quarter of 2012 compared to $178.3 million in the fourth quarter of 2011.  Retail gas sales increased by 3.3 million mcf in the fourth quarter of 2012 when compared to the fourth quarter of 2011.

Cash capital expenditures totaled $305.2 million in 2013, compared with $288.6 million in 2012.  The increase is primarily attributable to increases in system enhancements as well as in programs relating to gas distribution system replacement and expansion of the gas distribution system due to customer growth.

UI received distributions of $21.8 million from GenConn during 2013 compared with $21.5 million in 2012.

UIL Holdings paid common dividends of $87.6 million in 2013, compared with $87.5 million in 2012.

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

In addition to the covenants described in “– Liquidity and Capital Resources – Financial Covenants”, the following potential restrictions on the payment of dividends by UIL Holdings’ subsidiaries exist under law, contractual provisions and a charter provision:

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

Provisions in the Certificate of Incorporation of CNG require that dividends on its $3.125 Par Preferred Stock be paid before dividends may be paid on the common stock.  On February 3, 2014, CNG announced an offer to purchase all of the issued and outstanding shares of CNG’s $3.125 Par Preferred Stock for a purchase price of $7.50 per share.  The offer to purchase will expire on March 4, 2014.

Management does not believe any of these restrictions meaningfully impair the subsidiaries’ ability to pay dividends   because the restrictions have not prevented the subsidiaries from paying dividends in an amount sufficient to meet UIL Holdings’ dividend and debt service needs, even taking into account such limitations.

Other Sources of Funding

On October 2, 2013, UIL Holdings issued 5,750,000 shares of its common stock at $37.25 per share in an underwritten public offering.  This issuance included 750,000 shares issued upon the exercise of the underwriters of their over-allotment option.  Net proceeds of the offering, including the over-allotment option, were approximately $206.4 million, after expenses and underwriting discounts, and were accounted for as an addition to common stock on UIL Holdings’ Consolidated Balance Sheet.  UIL Holdings used the net proceeds from this issuance to repay short-term debt, which was incurred primarily to fund its regulated subsidiaries in order to maintain their targeted capital structures, and for general corporate purposes. Repayment of short-term debt enhances the UIL Holdings’ available liquidity, which strengthens its ability to provide ongoing financial support to its regulated subsidiaries.

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

On October 25, 2013, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on October 25, 2013 of senior unsecured 3.95% notes in the principal amount of

$75 million, due on October 25, 2023.  UI used the net proceeds from this long-term debt issuance to repay short-term debt and for general corporate purposes.

On October 25, 2013, CNG entered into a note purchase agreement with a group of qualified institutional buyers providing for the sale to such buyers on October 25, 2013 of senior unsecured 4.30% notes in the principal amount of $25 million, due on October 25, 2028 and 5.23% notes in the principal amount of $20 million, due on October 25, 2043.  CNG used $20 million of the net proceeds of this long-term debt issuance to replenish cash that had been used to repay $20 million of debt that matured in September 2013 and used $20 million of the net proceeds to repay $20 million of 6.50% Medium Term Notes, Series D, due December 15, 2013.  CNG expects to use the remainder of the net proceeds for capital expenditures and general corporate purposes.

On October 25, 2013, Berkshire entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on December 10, 2013 of senior unsecured 5.33% notes in the principal amount of $15 million, due on December 10, 2043.  Berkshire used the net proceeds of this long‑term debt issuance for capital expenditures, repayment of short-term debt and expects to use the remaining net proceeds for general working capital, environmental expenditures and capital expenditures.

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

As of December 31, 2013, there were no borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2014 and January 31, 2015.  Available credit under the UIL Holdings Credit Facility at December 31, 2013 totaled $395.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the facility’s expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

UIL Holdings filed a shelf registration statement with the Securities and Exchange Commission (SEC) in March 2012 under which UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions.

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

Berkshire has DPU approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through December 14, 2014.  Berkshire is authorized to use the proceeds from any such debt issuances for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire issued $15 million of senior notes in December 2013 pursuant to such DPU approval.

Uses of Funds

During 2013, UIL Holdings made pension contributions of approximately $55 million.  UIL Holdings currently expects to make pension contributions of approximately $20 million to $25 million in 2014.  Such contribution levels will be adjusted, if necessary, based on final actuarial calculations.

On October 31, 2013, UIL Holdings repaid, upon expiration, $100 million outstanding under a short-term credit agreement.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  We believe that the covenants are normal and customary.  The summary below describes the most significant financial covenants, certain events of default and dividend restrictions in the agreements.

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

UI

Under each of its taxable long-term debt agreements, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2013, UI’s debt ratio was 52%. For additional information on UI’s taxable long-term debt agreements, see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization,” of this Form 10-K.

There are no dividend restrictions in connection with the above agreements absent an event of default.   In addition, there are no repayment triggers specified in the above agreements related to changes in debt ratings.

Gas Companies

Under the Note Purchase Agreement in connection with the $15,000,000 principal amount of 5.33% Senior Notes, Series A, due December 10, 2043 between Berkshire and various Accredited Investors, Berkshire is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2013, Berkshire’s debt ratio was 29%.

Under the Amended and Restated Note Agreement in connection with the 7.8% Senior Unsecured Note, due  November 15, 2021, in the original principal amount of $16 million, Berkshire is required to maintain a ratio of consolidated funded debt to consolidated adjusted capitalization of not greater than 65%.  As of December 31, 2013, such ratio was 43.7% (adjusted capitalization excludes the impact of goodwill).  In addition, Berkshire is required to maintain a fixed charges coverage ratio of no less than 1.50 to 1.00.  As of December 31, 2013, such ratio was 4.79 to 1.00.  The Amended and Restated Note Agreement describes typical events of default, including the situation in which Berkshire defaults on any payment required in connection with the Amended and Restated Note Agreement or on any other indebtedness in the aggregate principal amount of at least $1 million.

Under the Indenture in connection with the 10.06% First Mortgage Bond Series P, due February 1, 2019, in the principal amount of $10 million, Berkshire is required to maintain a fixed charge ratio of at least 2.00 to 1.00.  As of December 31, 2013, Berkshire’s fixed charge ratio was 4.87 to 1.00.  Pursuant to the Indenture, Berkshire is also subject to cash dividend, distribution and common stock share purchase restrictions if the aggregate amount of such dividends, distributions and purchases exceeds Berkshire's earned surplus, plus $3 million.  During 2013, there were no such dividends, distributions and purchases in excess of such limitation.

Under the 9.6% Senior Notes, Series A, due September 1, 2020, in the principal amount of $8 million, Berkshire is required to maintain tangible net worth greater than $9 million.  As of December 31, 2013, Berkshire’s tangible net worth was $57.6 million.

SCG is subject to dividend restrictions pursuant to the terms of all of its senior secured notes.  The most limiting of these dividend restrictions relates to the most recently issued notes, which are the 3.88% medium-term notes, due September 22, 2021, in the principal amount of $25 million, the secured 5.39% medium-term notes, due September 22, 2041, in the principal amount of $25 million, Series MTN-IV, constituting a series of first mortgage bonds and the 7.5% Senior Secured Medium Term Note IV in the principal amount of $50.0 million, due 2018, all of which were issued under SCG's Thirty-First Supplemental Indenture.  The restrictions are based upon cumulative net income available for dividends since January 1, 2008, plus $60 million, offset by adjustments related to aggregate depreciation expense and dividends declared.  As of December 31, 2013, $76.2 million was unrestricted for dividend distributions.

Short-term Debt

UIL Holdings has a $400 million credit facility under which UIL Holdings, UI, SCG, CNG and Berkshire are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2013, UIL Holdings’ debt ratio was 56%, UI’s debt ratio was 52%, SCG’s debt ratio was 36%, CNG’s debt ratio was 30% and Berkshire’s debt ratio was 29%.

The credit facility describes typical events of default, including the situation in which the borrower fails to pay when due any interest or principal due on indebtedness in the principal amount of at least $10 million or any interest or premium thereon in the aggregate amount of at least $10 million; or any other default or other event shall occur related to such indebtedness if the effect of such default or event is to accelerate, or to permit the acceleration of, the maturity of such indebtedness, or any such indebtedness shall be declared due and payable, or required to be prepaid, prior to the stated maturity.  Notwithstanding anything to the contrary in the foregoing, a default by UIL Holdings generally does not create a cross-default in respect of outstanding indebtedness of UI, SCG, CNG or Berkshire (except in the case of a default arising from a Change of Control of UIL Holdings, as defined in the credit facility).

There are no dividend restrictions in connection with the credit facility.   In addition, there are no automatic repayments specified in the credit facility related to changes in debt ratings.

2014 Capital Resource and Expenditure Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2014 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2013.  UIL Holdings will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareowners.  As UIL Holdings’ sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareowners will be dependent primarily upon sustained earnings from current operations of UI and the Gas Companies.

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

UIL Holdings expects to incur capital expenditures of approximately $376 million.  Additional cash requirements in excess of cash flows generated from operating activities are expected to be funded by short-term debt.

Contractual and Contingent Obligations

The following are contractual and contingent obligations as of December 31, 2013.

	(In Millions)
	2014	2015	2016	2017	2018	Thereafter	Total
Debt Maturities:
UIL Holdings	$-	$-	$-	$-	$-	$450.0	$450.0
UI	-	-	-	70.0	100.0	675.5	845.5
Gas Companies	6.4	1.4	11.4	21.5	51.5	316.4	408.6
Total	$6.4	$1.4	$11.4	$91.5	$151.5	$1,441.9	$1,704.1

Contractual Obligations:
UIL Holdings
Lease payments	$1.3	$1.3	$1.3	$1.3	$1.3	$4.6	$11.1
Interest on long-term debt (1)	20.8	20.8	20.8	20.8	20.8	36.4	140.4
Purchase commitments (2)	2.4	-	-	-	-	-	2.4

UI (4)
Lease payments	$2.6	$1.7	$1.7	$1.7	$1.7	$34.2	$43.6
Interest on long-term debt (1)	42.3	42.3	42.3	41.2	37.2	344.8	550.1
Pension contribution	18.0	-	-	-	-	-	18.0
Renewable Energy Credits	3.1	4.1	4.1	4.1	4.1	41.5	61.0
Purchase commitments (2)	6.8	-	-	-	-	-	6.8

Gas Companies
Lease payments	$0.6	$0.5	$0.5	$0.6	$0.5	$1.0	$3.7
Interest on long-term debt (1)	26.3	25.9	25.7	23.4	22.7	239.0	363.0
Pension contribution	5.0	-	-	-	-	-	5.0
Gas Purchase Commitments (3)	126.5	112.7	99.5	72.3	42.6	73.0	526.6
Purchase commitments (2)	6.4	-	-	-	-	-	6.4
Total	$262.1	$209.3	$195.9	$165.4	$130.9	$774.5	$1,738.1

(1)	Amounts represent interest payments on long-term debt outstanding at December 31, 2013. Interest payments will change if additional long-term debt is issued, if current long-term debt is refinanced at different rates, in the future, and when interest rates on auction rate bonds reset.
(2)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2013.
(3)	The Gas Companies depend on various FERC-regulated long term firm transportation and storage contracts with Tennessee Gas Pipeline, Texas Eastern Transmission, Algonquin Gas Transmission, Iroquois Gas Transmission and TransCanada Pipeline (regulated in Canada) to provide reliable service to its customers. These agreements typically range in term from two years to ten years, and certain of these agreements renew on an annual basis. The rate paid for such contracts typically varies with the FERC-regulated rate. Payments under these agreements are required regardless of whether the Gas Companies utilize the transportation or storage service during the course of any given year.
(4)	Excludes amounts procured under power supply arrangements due to variability in obligation levels and the lack of minimum purchase obligations under the arrangements.

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

Accounting for Pensions and Other Postretirement Benefits

UIL Holdings accounts for its pension and postretirement benefit plans in accordance with ASC 715 “Compensation –Retirement Benefits.”  In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans.  The primary assumptions are as follows:

•	Discount rate – this rate is based upon a hypothetical portfolio of bonds, selected to settle pension liabilities as of the reporting date and is adjusted annually to reflect the movement of long-term interest rates

•	Expected return on plan assets – the expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.

•	Average wage increase – projected annual pay increases, which are used to determine the wage base used to project employees’ pension benefits at retirement.

•	Health care cost trend rate – projections of expected increases in health care costs.

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

UIL Holdings applies consistent estimation techniques regarding its actuarial assumptions, where appropriate, across the pension and postretirement plans of its operating subsidiaries.  The estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans is based upon the settlement of such liabilities as of December 31, 2013 utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities.  UIL Holdings believes such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows which closely match the expected payments to participants.

UIL Holdings is utilizing a discount rate of 5.20% as of December 31, 2013 for all of its qualified pension plans, compared to a rate of 4.25% in 2012.  The increase in the discount rate, which was due to changes in long-term interest rates, resulted in a decrease to the projected benefit obligation of approximately $100 million from 2012 to 2013.  The discount rate for non-qualified pension plans as of December 31, 2013 was 4.9% compared to 4.0% in 2012.  The discount rates for UIL Holdings’ other postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI other postretirement plan, the discount rate at December 31, 2013 was 5.20% compared to 4.25% at December 31, 2012.  For the Gas Companies’ other postretirement plans, the December 31, 2013 discount rate is a composite rate of 4.85% compared to 4.0% the previous year.  UIL Holdings’ expected return on plan assets ranged from 5.56% to 8.0% in 2013 and 2012.

The assumptions listed above may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2013 pension expense would have increased or decreased inversely by $2.6 million.  If there had been a 1% change in the expected return on assets assumed for the pension plans, the 2013 pension expense would have increased or decreased inversely by $6.9 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2013 other postretirement benefits plan expenses would have increased or decreased inversely by $0.3 million.  If there had been a 1% change in the expected return on assets assumed for the other postretirement benefits plans, the 2013 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.

The projected, long‑term average wage increases ranged from 3.5% to 3.8% in 2013.  The health care cost trend rate assumption for all retirees was set at 7.5% in 2013, with such rate decreasing by 0.5% per year to 5.0% in 2019.

UIL Holdings’ 2013 pension and other postretirement benefits expenses were $41.4 million and $7.4 million, respectively, net of amounts deferred as a regulatory asset.

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

Goodwill

Pursuant to the authoritative guidance on goodwill and other intangible assets, goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate an impairment may have occurred.  If an impairment exists, the goodwill is immediately written down to its fair value through a current charge to income.  Accordingly, goodwill is subject to an impairment test at least annually.

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

UIL Holdings completed its annual goodwill impairment tests for all of its reporting units that carry a goodwill balance as of October 1, 2013.  The estimated fair values for the reporting units were determined by using the income approach and the market approach methodologies.

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

As of October 1, 2013, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2013 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

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

As of December 31, 2013, UIL Holdings had certain immaterial guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2013 and 2012, as well as 2012 and 2011, are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business, as well as EPS excluding the impact of regulatory disallowances, which is calculated by dividing the income of each line of business and the net income of each line of business excluding the regulatory disallowances, by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Results of Operations:  2013 vs. 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012	2013 More (Less) than 2012

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$85.3	$84.7	$0.6
Certain regulatory disallowances (1)	(5.0)	-	(5.0)
Total Electric Distribution and Transmission	80.3	84.7	(4.4)
Gas Distribution	45.4	$32.2	13.2
Non-Utility	(10.4)	$(13.3)	2.9
Net Income attributable to UIL Holdings	$115.3	$103.6	$11.7

EPS
Electric Distribution and Transmission	$1.63	$1.67	$(0.04)
Certain regulatory disallowances (1)	(0.10)	-	(0.10)
Total Electric Distribution and Transmission	1.53	1.67	(0.14)
Gas Distribution	0.87	0.63	0.24
Non-Utility	(0.20)	(0.26)	0.06
Total EPS - Basic	$2.20	$2.04	$0.16

Total EPS - Diluted	$2.18	$2.02	$0.16

EPS - Basic - Excluding Impact of Regulatory disallowances	$2.29	$2.04	$0.25
EPS - Diluted - Excluding Impact of Regulatory disallowances	$2.28	$2.02	$0.26

(1) Resulting from UI's 2013 distribution rate proceeding.  Refer to Part II, Item 8., "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings," for further discussion.

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $20.1 million, from $783.5 million in 2012 to $803.6 million in 2013.  Retail revenue increased $44.4 million, which was primarily attributable to increases in distribution rates, as a result of the 2013 rate case decision, partially offset by decreases in sales volume in 2013 compared to 2012.  Retail sales decreased by 9 million kWh, from 5,431 million kWh in 2012, to 5,422 million kWh in 2013.  Retail sales normalized for the weather impact decreased 36 million kWh, from 5,411 million kWh in 2012, to 5,375 million kWh in 2013.  Other revenues decreased $24.3 million, which was primarily attributable to lower transmission revenue requirements as required to achieve the authorized return, which do not directly impact net income.

Purchased power expense decreased by $15.4 million, from $154.5 million in 2012 to $139.1 million in 2013.  The decrease was primarily attributable to decreased costs of procured power as well as decreases in sales volume.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expense increased by $12.9 million, from $222.0 million in 2012 to $234.9 million in 2013.  The increase was primarily attributable to increased employee pension and benefits expense, increased outside services expenses as well as increased system and infrastructure maintenance expenses, partially offset by a decrease in in uncollectible accounts and a decrease in rent expense due to a reduction in office space utilized by UIL Holdings.

UI’s transmission wholesale expenses increased by $8.7 million, from $79.5 million in 2012 to $88.2 million in 2013.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates and, as a result, does not impact net income.

Depreciation and amortization expense increased by $4.4 million, from $103.6 million in 2012 to $108.0 million in 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

Taxes other than income taxes increased by $11.8 million, from $71.6 million in 2012 to $83.4 million in 2013.  The increase was primarily attributable to higher gross receipts tax from higher retail sales as well as an increase in property taxes due to increases in plant and equipment.

UI’s other income and deductions decreased by $2.3 million, from $20.5 million in 2012 to $18.2 million in 2013.  The decrease was primarily attributable to the absence in 2013 of the TSO incentive settlement recorded in the third quarter of 2012 partially offset by an increase in allowance for funds used during construction (AFUDC).

UI’s interest charges decreased by $2.1 million, from $41.2 million in 2012 to $39.1 million in 2013.  The decrease was primarily attributable to a reduction in carrying charges on deferred amounts due to customers as well as lower line of credit interest expense.

UI’s income taxes decreased $6.5 million, from $62.1 million in 2012 to $55.6 million in 2013.  The decrease was primarily attributable to lower pre-tax income in 2013 compared to 2012, as well as lower non-normalized nuclear stranded cost amortization due to fully amortizing  the CTA in the third quarter of 2013.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $46.7 million in 2013, a decrease of $6.0 million, compared to 2012.  The decrease was primarily attributable to a one-time pre-tax write off of $8.4 million ($5.0 million after-tax) resulting from disallowances and other adjustments related to the UI’s rate proceeding as well as increases in employee pension and benefits expense, outside services expenses, depreciation expense and taxes other than income taxes, partially offset by a decrease in rent expense.

Transmission

The transmission business had total net income of $33.6 million in 2013, an increase of $1.7 million, compared to 2012.  The increase was primarily attributable to an increase in the income earned on an increase in rate base as well as an increase in allowance for funds used during construction, partially offset by a $2.6 million pre-tax reserve recorded in the third quarter of 2013 related to a FERC ROE claim.

Gas Distribution

The Gas Companies’ operating revenue increased by $112.1 million, from $702.9 million in 2012 to $815.0 million in 2013.  The increase was primarily attributable to higher sales volume from off-system sales, which was largely offset by increased purchased gas expense, as well as the impact of colder weather, increased per customer usage in 2013 compared to 2012, customer growth and increased conservation expense recovery.  Temperatures in 2013 were consistent with normal temperatures but were colder compared to 2012 which resulted in an 18.5% increase in heating degree days in 2013.  The colder temperatures and increased per customer usage in 2013 compared to 2012 resulted in a $20.9 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in 2013.  Retail sales increased by 8.3 million mcf, from 69.3 million mcf in 2012, to 77.6 million mcf in 2013.  The customer growth in 2013 compared to 2012 resulted in a $7.0 million increase, pre-tax, in gross margin in 2013.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense increased by $68.0 million, from $370.2 million in 2012 to $438.2 million in 2013.  The increase was primarily attributable to higher sales volume from off-system sales, and colder weather in 2013 compared to 2012.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $16.7 million, from $137.7 million in 2012 to $154.4 million in 2013.  The increase was primarily attributable to increased conservation, pension and benefits, and payroll expenses.  Conservation expenses are fully offset by operating revenues.

Depreciation and amortization expense increased by $2.7 million, from $75.2 million in 2012 to $77.9 million in 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

The Gas Companies’ taxes other than income taxes increased by $4.2 million, from $42.3 million in 2012 to $46.5 million in 2013.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as higher real estate, personal property and sales tax.

The Gas Companies’ other income and deductions decreased by $4.4 million, from $4.1 million of income in 2012 to $0.3 million of deductions in 2013.  The decrease was primarily attributable to the decrease in the income related to the weather insurance contracts due to colder temperatures in 2013 compared to 2012.

Income tax expense increased by $2.0 million, from $21.3 million in 2012 to $23.3 million in 2013.  The increase was primarily attributable to higher pre-tax income in 2013 compared to 2012, partially offset by lower conservation and payment program costs and lower state income taxes.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $10.4 million, or ($0.20) per share, in 2013 compared to net after-tax costs of $13.3 million, or ($0.26) per share, in 2012.  The decrease was primarily attributable to tax benefits associated with unitary filing requirements for state income taxes, an increase in capitalized interest, and an increase in income earned on UIL Corporate investments that support UIL Holdings.

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

Purchased power expense decreased by $25.6 million, from $180.1 million in 2011 to $154.5 million in 2012.  The decrease was primarily attributable to decreased prices of procured wholesale power and decreased sales volume, as discussed above.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expenses decreased by $26.3 million, from $248.3 million in 2011, to $222.0 million in 2012.  The decrease was primarily attributable to a decrease in outside services expenses due to decreased maintenance related to certain projects, a decrease in rent expense due to a reduction in office space utilized by UIL Holdings headquarters,  and decreased uncollectible expense, due to a decrease in customer account write-off activity.

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

UI's income tax expense increased by $18.1 million, from $44.0 million in 2011 to $62.1 million in 2012.  The increase was primarily attributable to higher pre-tax income in 2012 compared to 2011, as well as an increase in the effective income tax rate due primarily to a decrease in the equity portion of allowance for funds used during construction (AFUDC), which is a flow-through book/tax difference.

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

Distribution

The distribution business, which includes all electric utility revenue and expenses except for transmission, had total net income of $52.7 million, an increase of $15.1 million, compared to 2011.  The increase in net income was attributable to increased income from the investment in GenConn as well as decreases in outside services, facilities rent and uncollectible expenses.

Transmission

The transmission business had total net income of $32.0 million, an increase of $0.7 million, compared to 2011.  The increase was attributable to income earned on an increase in rate base, partially offset by a decrease in AFUDC.

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

The Gas Companies’ O&M expense increased by $4.6 million, from $133.1 million in 2011 to $137.7 million in 2012.  The increase was primarily attributable to increased general and administrative expenses primarily due to increased shared services costs and increased uncollectible expenses primarily due to increased customer account write‑off activity.

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

Income tax expense decreased by $8.4 million, from $29.7 million in 2011 to $21.3 million in 2012.  The decrease was primarily attributable to lower pre-tax income in 2012 compared to 2011, as well as to costs associated with customer conservation and payment programs.

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

There has been considerable dislocation in the auction rate municipal bond market, and there have been failed auctions, resulting from insufficient clearing bids.  Among the failed auctions were the auctions for the $64.5 million principal amount of auction rate bonds.  When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to one-month LIBOR times a multiple of 125% to 225%, based on the credit rating on the auction rate bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of tax-exempt auction rate bonds are insured by Ambac Assurance Corporation (Ambac), but the bonds are currently rated based on Moody’s underlying credit rating of UI of Baa1.  In the event of subsequent failed auctions of these bonds, the interest rate will continue to be reset as described above.  The interest rate on these bonds was 0.310% at February 10, 2014 which was equal to two times LIBOR.  The interest rate risk of variable rate financings, including the reset at auction of the interest rate on this $64.5 million principal amount of auction rate bonds, is $0.2 million of increased interest expense for every 0.25% increase in interest rates.  UI continues to review conditions in the municipal bond market and plans to refund the $64.5 million principal amount of these bonds, at such time when market conditions and financing terms are economically favorable.

The 4.50% Series 2010 notes, due July 1, 2027 in the principal amount outstanding of $27.5 million, are due to be remarketed in the municipal bond market on July 1, 2015.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2013 was 11.7 years, at an average interest rate of 5.44%.

The table below provides information about the long-term debt of UIL Holdings and its subsidiaries that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and by fixed interest rate expiration dates.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings
Long-Term Debt	$-	$-	$-	$-	$-	$450,000	$450,000	$468,806
Weighted average interest rate	-	-	-	-	-	4.63%	4.63%

UI		(1)		(2)	(3)	(4)
Long-Term Debt	$-	$27,500	$-	$70,000	$100,000	$647,960	$845,460	$905,471
Weighted average interest rate	-	4.50%	-	6.06%	6.49%	4.67%	5.00%

Gas Companies
Long-Term Debt	$6,455	$1,455	$11,455	$21,455	$51,455	$316,360	$408,635	$472,589
Weighted average interest rate	8.05%	7.80%	8.93%	8.88%	7.51%	6.01%	6.47%

(1)	Includes $27.5 million of 4.50% pollution control revenue bonds due July 2027, which are subject to mandatory purchase in 2015.
(2)	Includes $70 million of 6.06% Senior Notes due 2017.
(3)	Includes $50 million of 6.46% Senior Notes due 2018 and $50 million of 6.51% Senior Notes due 2018.
(4)	Includes $77 million of 6.26% Senior Notes due 2022, $28 million of 6.51% Senior Notes due 2037, $50 million of 6.61% Senior Notes due 2020, $50 million of 5.61% Senior Notes due 2025, $100 million of 6.09% Senior Notes due 2040, $75 million of 3.95% Senior Notes due 2023, $31 million of 2.98% Senior Unsecured Notes due 2019, $85.5 million of 3.61% Senior Unsecured Notes due 2022, $87 million of 4.89% Senior Unsecured Notes due 2042, and $64.5 million Auction Rate Bonds due 2033.

The short-term borrowing costs of UIL Holdings and its subsidiaries fluctuate with the upward and downward movements of LIBOR, JPMorgan Chase Bank’s prime rate and the Federal Funds Rate (as defined in the short-term credit facility of UIL Holdings and its subsidiaries described in Part II, Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (D) “Short‑Term Credit Arrangements” of this Form 10-K, respectively).  Rates associated with the money market loan arrangement that UIL Holdings has with JPMorgan Chase Bank fluctuate based on rates in the money market.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.

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

Asset values of funded plans as of December 31, 2013 and December 31, 2012 were approximately $688.4 million and $625.1 million, respectively.  During 2013, UIL Holdings made pension contributions of approximately $55 million.  UIL Holdings currently expects to make pension contributions of approximately $20 million to $25 million in 2014.   Such contribution levels will be adjusted, if necessary, based on final actuarial calculations.

Item 8.	Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands except per share amounts)

	2013	2012	2011

Operating Revenues	$1,618,716	$1,486,501	$1,570,094

Operating Expenses
Operation
Purchased power	139,135	154,546	180,149
Natural gas purchased	438,189	370,234	429,079
Operation and maintenance	384,029	356,277	381,814
Transmission wholesale	88,206	79,469	77,997
Depreciation and amortization (Note F)	189,856	181,348	167,462
Taxes - other than income taxes (Note F)	130,458	114,037	114,211
Regulatory disallowances (Note C)	8,354	-	-
Total Operating Expenses	1,378,227	1,255,911	1,350,712
Operating Income	240,489	230,590	219,382

Other Income and (Deductions), net (Note F), (Note H)	20,633	25,246	26,932

Interest Charges, net
Interest on long-term debt	87,232	86,469	87,394
Other interest, net (Note F)	2,106	3,636	5,216
	89,338	90,105	92,610
Amortization of debt expense and redemption premiums	2,431	2,437	2,775
Total Interest Charges, net	91,769	92,542	95,385

Income from Equity Investments	15,272	15,273	11,282

Income Before Income Taxes	184,625	178,567	162,211

Income Taxes (Note E)	69,308	74,866	62,501

Net Income	115,317	103,701	99,710
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	52	64	54

Net Income attributable to UIL Holdings	$115,265	$103,637	$99,656

Average Number of Common Shares Outstanding - Basic	52,415	50,831	50,609
Average Number of Common Shares Outstanding - Diluted	52,711	51,108	50,926

Earnings Per Share of Common Stock - Basic (Note A)	$2.20	$2.04	$1.96

Earnings Per Share of Common Stock - Diluted (Note A)	$2.18	$2.02	$1.95

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(Thousands of Dollars)

	2013	2012	2011

Net Income	$115,317	$103,701	$99,710
Other Comprehensive Income (Loss), net of deferred income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	1,008	(90)	(576)
Other	(24)	16	35
Total Other Comprehensive Income (Loss), net of deferred income taxes	984	(74)	(541)
Comprehensive Income	116,301	103,627	99,169
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	52	64	54
Comprehensive Income Attributable to UIL Holdings	$116,249	$103,563	$99,115

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(Thousands of Dollars)

	2013	2012	2011
Cash Flows From Operating Activities
Net income	$115,317	$103,701	$99,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,287	183,785	170,237
Deferred income taxes	71,095	68,121	83,273
Allowance for funds used during construction (AFUDC) - equity	(10,811)	(7,480)	(10,539)
Stock-based compensation expense (Note A)	5,283	4,907	5,286
Pension expense	48,798	39,906	39,028
Undistributed (earnings) losses in equity investments	(15,304)	(15,440)	(11,702)
Regulatory disallowances (Note C)	8,354	-	-
Other regulatory activity, net	10,945	(16,102)	(85,255)
Other non-cash items, net	(757)	(7,049)	16,168
Changes in:
Accounts receivable, net	(9,711)	(51,301)	34,654
Unbilled revenues	(9,058)	(11,999)	9,693
Natural gas in storage	4,850	26,748	(3,436)
Cash distribution received from GenConn	15,321	19,672	7,977
Accounts payable	(12,094)	(20,221)	4,446
Interest accrued	(494)	900	(1,341)
Taxes accrued/refundable, net	(1,302)	60,614	(41,366)
Accrued liabilities	(2,504)	16,271	(2,528)
Accrued pension	(74,666)	(59,317)	(77,005)
Accrued other post-employment benefits	(8,052)	(3,673)	(5,534)
Other assets	(2,636)	6,811	2,750
Other liabilities	347	(4,913)	(11,654)
Total Adjustments	209,891	230,240	123,152
Net Cash provided by Operating Activities	325,208	333,941	222,862

Cash Flows from Investing Activities
Acquisition of Gas Companies, net of cash acquired	-	-	11,211
Related party note receivable	-	-	(1,050)
Plant expenditures including AFUDC debt	(305,178)	(288,633)	(328,079)
Investment in GenConn	-	-	(2,000)
Cash distributions from GenConn	6,494	1,872	-
Changes in restricted cash	759	3,717	(4,123)
Deposits in New England East West Solution (NEEWS) (Note C)	(1,636)	(24,059)	(2,393)
Other	360	844	401
Net Cash provided by (used in) Investing Activities	(299,201)	(306,259)	(326,033)

Cash Flows from Financing Activities
Issuances of common stock	206,516	1,943	200
Issuances of long-term debt	135,000	203,500	51,050
Payments on long-term debt	(41,455)	(109,955)	(146,573)
Line of credit borrowings (repayments), net	(187,000)	(48,000)	228,000
Payment of common stock dividend	(87,602)	(87,490)	(87,274)
Other	(170)	(822)	(1,514)
Net Cash provided by (used in) Financing Activities	25,289	(40,824)	43,889

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	51,296	(13,142)	(59,282)
Balance at beginning of period	17,857	30,999	90,281
Balance at end of period	69,153	17,857	30,999

Cash paid during the period for:
Interest (net of amount capitalized)	$83,259	$81,658	$83,365
Income taxes	$5,735	$4,750	$11,475

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$33,145	$47,475	$45,046
Related party note receivable (Note H)	$-	$-	$62,833
Equity investment in Related Party (Note H)	$-	$-	$(62,833)
Plant expenditures funded by deposits in NEEWS	$(18,469)	$(6,346)	$-
Deposits in New England East West Solution (NEEWS)	$18,469	$6,346	$-

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2013 and 2012

ASSETS
(In Thousands)

	2013	2012
Current Assets
Unrestricted cash and temporary cash investments	$69,153	$17,857
Restricted cash	2,046	2,805
Accounts receivable less allowance of $12,021 and $11,867, respectively	245,252	238,986
Unbilled revenues	93,050	83,956
Current regulatory assets (Note A)	332,391	120,935
Natural gas in storage, at average cost	79,917	84,768
Deferred income taxes	21,742	41,605
Refundable taxes	8,244	1,686
Current portion of derivative assets (Note A)	9,098	12,671
Prepayments	14,989	11,907
Other	12,122	11,507
Total Current Assets	888,004	628,683

Other investments
Equity investment in GenConn (Note A)	118,241	124,799
Other	26,348	23,931
Total Other investments	144,589	148,730

Net Property, Plant and Equipment (Note A)	3,068,680	2,847,151

Regulatory Assets (Note A)	703,739	1,014,515

Deferred Charges and Other Assets
Unamortized debt issuance expenses	15,518	16,625
Other long-term receivable	1,496	1,501
Derivative assets (Note A)	44,349	67,167
Goodwill	266,205	266,205
Other	11,640	28,587
Total Deferred Charges and Other Assets	339,208	380,085

Total Assets	$5,144,220	$5,019,164

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2013 and 2012

LIABILITIES AND CAPITALIZATION
(In Thousands)

	2013	2012
Current Liabilities
Line of credit borrowings	$-	$187,000
Current portion of long-term debt	11,834	48,296
Accounts payable	164,416	189,991
Dividends payable	24,392	21,887
Accrued liabilities	78,125	85,132
Current regulatory liabilities (Note A)	261,729	21,284
Taxes accrued	23,490	18,235
Interest accrued	21,933	22,427
Current portion of derivative liabilities (Note A)	26,904	30,804
Total Current Liabilities	612,823	625,056

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	540,542	462,940

Regulatory Liabilities (Note A)	445,092	504,953

Other Noncurrent Liabilities
Pension accrued	170,853	325,547
Connecticut Yankee contract obligation (Note J)	-	11,129
Other post-retirement benefits accrued	78,539	98,147
Derivative liabilities (Note A)	169,327	224,639
Other	49,047	49,506
Total Other Noncurrent Liabilities	467,766	708,968

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premiun	1,723,842	1,600,354

Preferred Stock, not subject to mandatory redemption	340	340

Common Stock Equity
Common stock	1,145,950	936,702
Paid-in capital	22,272	20,400
Retained earnings	185,058	159,900
Accumulated other comprehensive income (loss)	535	(449)
Net Common Stock Equity	1,353,815	1,116,553

Total Capitalization	3,077,997	2,717,247

Total Liabilities and Capitalization	$5,144,220	$5,019,164

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2013, 2012 and 2011
(Thousands of Dollars)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares (a)	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2010	50,505,451	$927,494	$17,026	$131,456	$166	$1,076,142
Net income for 2011				99,710		99,710
Cash dividends on common stock - $1.728 per share				(87,320)		(87,320)
Preferred stock dividends of subsidiary, noncontrolling interests				(54)		(54)
Issuance of 102,404 shares of common stock - no par value	140,039	3,659				3,659
Stock based compensation			2,765			2,765
Other comprehensive loss (net of deferred income taxes of $361)					(541)	(541)
Balance as of December 31, 2011	50,645,490	$931,153	$19,791	$143,792	$(375)	$1,094,361
Net income for 2012				103,701		103,701
Cash dividends on common stock - $1.728 per share				(87,529)		(87,529)
Preferred stock dividends of subsidiary, noncontrolling interests				(64)		(64)
Issuance of 119,627 shares of common stock - no par value	229,093	5,549				5,549
Stock based compensation			609			609
Other comprehensive loss (net of deferred income taxes of $49)					(74)	(74)
Balance as of December 31, 2012	50,874,583	$936,702	$20,400	$159,900	$(449)	$1,116,553
Net income for 2013				115,317		115,317
Cash dividends on common stock - $1.728 per share				(90,107)		(90,107)
Preferred stock dividends of subsidiary, noncontrolling interests				(52)		(52)
Issuance of 5,797,393 shares of common stock - no par value	5,879,260	209,248				209,248
Stock based compensation			1,872			1,872
Other comprehensive income (net of deferred income taxes of $656)					984	984
Balance as of December 31, 2013	56,753,843	$1,145,950	$22,272	$185,058	$535	$1,353,815

(a) There were 125,000,000 shares authorized in 2013 and 2012

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  The primary business of UIL Holdings is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG) and The Berkshire Gas Company (Berkshire, and together with SCG and CNG, the Gas Companies).

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

The accounting records for UI and the Gas Companies are also maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC), the Connecticut Public Utilities Regulatory Authority (PURA), and the Massachusetts Department of Public Utilities (DPU), as applicable.

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

The Company has revised its previously issued annual financial statements to correct an error in the 2012 Consolidated Balance Sheet.  The effect of this revision is a $59.8 million adjustment increasing net property, plant and equipment and increasing non-current regulatory liabilities in the Consolidated Balance Sheet as of December 31, 2012.  The Company has also revised the 2012 Consolidated Balance sheet for an adjustment, the effect of which is a $13.1 million adjustment increasing accounts payable and decreasing accrued liabilities in the Consolidated Balance Sheet as of December 31, 2012.  These adjustments are not considered to be material individually or in the aggregate to previously issued financial statements.  These adjustments did not have an impact on the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Changes in Stockholders' Equity.  Additionally certain immaterial amounts that were reported as such in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Allowance for Funds Used During Construction

In accordance with the uniform systems of accounts, the Company capitalizes allowance for funds used during construction (AFUDC) , which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates for 2013, 2012 and 2011 were 9.63%, 5.61% and 5.75%, respectively.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

As of December 31, 2013 and 2012, UIL Holdings’ ARO, including estimated conditional AROs, was $18.5 million and $18.3 million, respectively, and consisted primarily of obligations related to the removal or retirement of asbestos, polychlorinated biphenyl (PCB)-contaminated equipment, gas pipeline and cast iron gas mains.  The long-lived assets associated with the AROs are gas storage property, distribution property and other property.  UIL Holdings’ ARO is carried on the balance sheet as other long-term liabilities.

ARO activity for 2013 and 2012 is as follows:

	2013	2012
	(In Thousands)
Balance as of December 31	$18,289	$18,058
Liabilities incurred during the year	-	-
Liabilities settled during the year	(740)	(718)
Accretion	961	949
Balance as of December 31	$18,510	$18,289

Cash and Temporary Cash Investments

UIL Holdings considers all of its highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash and temporary cash investments.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight‑line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by PURA and DPU.  Software service life is based upon management’s estimate of useful life.  The aggregate annual provisions for depreciation for the years 2013, 2012 and 2011 were approximately 3.4%, 3.5%, and 3.3%, respectively, of the original cost of depreciable property.

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The values of the gross derivative assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
	(In Thousands)
Gross derivative assets:
Current Assets	$9,098	$12,671
Deferred Charges and Other Assets	$44,349	$67,167

Gross derivative liabilties:
Current Liabilities	$26,976	$30,804
Noncurrent Liabilities	$169,327	$224,639

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of December 31, 2013, UI has recorded a gross derivative asset of $53.4 million, a regulatory asset of $142.7 million, and a gross derivative liability of $196.2 million ($129.4 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The unrealized gains and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(In Thousands)

Regulatory Assets - Derivative liabilities	$(33,819)	$(7,500)

Regulatory Liabilities - Derivative assets	$-	$12

The increase in unrealized losses in the year ended December 31, 2013 compared to 2012 is due to increases in forward pricing.

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

In October of 2013, CNG entered into a weather insurance contract for the period of November 1, 2013 through December 31, 2013.  If temperatures were warmer than normal, CNG would receive a payment, up to a maximum of $1.5 million; however, if temperatures were colder than normal, CNG would make a payment of up to a maximum of $1 million.  As a result of PURA’s approval for a decoupling mechanism which went into effect on January 10, 2014, the contract did not

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

extend into the 2014 portion of the heating season.  The intrinsic value of the contract, which is carried on the balance sheet as a derivative liability, totaled $0.1 million at December 31, 2013, and was subsequently paid.

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, Berkshire will receive a payment, up to a maximum of $1 million; however, if temperatures are colder than normal, Berkshire will make a payment of up to a maximum of $0.2 million.  The contract had no value at December 31, 2013 since the variation from normal weather through December 31, 2013 did not reach the prescribed level stated in the contract.

In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, SCG will receive a payment, up to a maximum of $3 million; however, if temperatures are colder than normal, SCG will make a payment of up to a maximum of $2 million.  The contract had no value at December 31, 2013 since the variation from normal weather through December 31, 2013 did not reach the prescribed level stated in the contract.

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

In November 2011, Berkshire entered into a weather insurance contract for calendar year 2012.  According to the terms of the contract, because temperatures were warmer than normal for the contract period, Berkshire received a payment of $1 million on January 8, 2013.  The premiums paid were amortized over the term of the contract.  The intrinsic value of the contract, $1 million at December 31, 2012, was carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$115,265	$103,637	$99,656
Less: Net income allocated to unvested units	117	184	210
Net income attributable to common shareholders	$115,148	$103,453	$99,446

Denominator:
Basic average number of shares outstanding	52,415	50,831	50,609
Effect of dilutive securities	296	277	317
Diluted average number of shares outstanding	52,711	51,108	50,926

Earnings per share:
Basic	$2.20	$2.04	$1.96
Diluted	$2.18	$2.02	$1.95

All outstanding options to purchase shares of common stock during 2013 and 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were lower than the average market price of the common shares during such

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

period.  Options to purchase 89,336 shares of common stock were outstanding during 2011 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

Equity Investments

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $118.2 million and $124.8 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013, there were approximately $0.1 million of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $15.3 million, $15.3 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  During the years ended December 31, 2013, 2012 and 2011, UI received cash distributions from GenConn of approximately $21.8 million, $21.5 million and $8.0 million.

Goodwill

UIL Holdings may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to its results of operations and performance. Those market events could include a decline in the forecasted results in the company business plan, significant adverse rate case results, changes in capital investment budgets or changes in interest rates that could impair the fair value of a reporting unit.  Recognition of impairments of a significant portion of goodwill would negatively affect reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of regulators.

A goodwill impairment test is performed each year and the test will be updated between annual tests if events or circumstances occur that may reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill is a two-step process.  Step one of the impairment test consists of comparing the fair values of reporting units with their aggregate carrying values, including goodwill.  The estimated fair values for the reporting units are determined by using the income approach and the market approach methodologies.

The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations.  Key assumptions used to determine fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate, and the discount rate.  The discount rate represents the estimated cost of debt and equity financing weighted by the percentage of debt and equity in a company's target capital structure.

The market approach utilizes the guideline company method, which calculates valuation multiples based on operating and valuation metrics from publicly traded guideline companies in the regulated natural gas distribution industry.  Multiples derived from the guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for an investment in a similar company.  These multiples are then applied to the appropriate operating metric to determine indications of fair value.

If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss.  If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

As of October 1, 2013, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2013 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

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

ASC 360 also requires that rate‑regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of ASC 980 must be assessed on an ongoing basis.  As discussed in the description of ASC 980 in this Note (A) under “Regulatory Accounting,” determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of UI, the Gas Companies and UIL Holdings.  As a result of UI’s 2013 distribution rate proceeding, a portion of UI’s deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings were written off.  See – Note (C), Regulatory Proceedings, Electric Distribution and Transmission – Rates, for additional information.

ASC 323 “Investments” requires that a loss in the value of an investment that is other than a temporary decline should be recognized. In accordance with ASC 323, UIL Holdings reviews its investments accounted for by the equity method for impairment by identifying and measuring losses in the value based upon a comparison of fair value to carrying value.  At December 31, 2013, UIL Holdings did not have any equity investments that were impaired under this standard.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UIL Holdings files a consolidated federal tax return which includes all of the activities of its subsidiaries.  Each subsidiary company is treated as a member of the consolidated group and each subsidiary company’s current and deferred tax expense or benefit is calculated based on the separate return method.

Pension and Other Postretirement Benefits

UIL Holdings accounts for pension plan costs and other postretirement benefits, consisting principally of health and life insurance, in accordance with the provisions of ASC 715 “Compensation - Retirement Benefits.”  See – Note (G), Pension and Other Benefits.

Property, Plant and Equipment

The cost of additions to property, plant and equipment and the cost of renewals and betterments are capitalized.  Cost consists of labor, materials, services and certain indirect construction costs, including AFUDC.  The costs of current repairs, major maintenance projects and minor replacements are charged to appropriate operating expense accounts as incurred.  The original cost of utility property, plant and equipment retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation.

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

UIL Holdings’ property, plant and equipment as of December 31, 2013 and 2012 were comprised as follows:

	2013	2012
	(In Thousands)

Electric distribution plant	$979,526	$860,096
Electric transmission plant	630,834	577,669
Gas distribution plant	1,444,837	1,386,288
Software	144,494	136,219
Building and improvements	235,002	220,821
Land	64,848	64,421
Other plant	192,219	184,061
Total property, plant & equipment	3,691,760	3,429,575
Less accumulated depreciation	944,399	893,764
	2,747,361	2,535,811
Construction work in progress	321,319	311,340
Net property, plant & equipment	$3,068,680	$2,847,151

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

regulated utilities are allowed to recover all such deferred costs through its regulated rates.  See Note (C), “Regulatory Proceedings,” for a discussion of the recovery of certain deferred costs, as well as a discussion of the regulatory decisions that provide for such recovery.

UI also has obligations under long‑term power contracts, the recovery of which is subject to regulation.  If UIL Holdings’ regulated utilities, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).  UIL Holdings expects its regulated utilities to continue to meet the criteria for application of ASC 980 for the foreseeable future.  If a change in accounting were to occur, it could have a material adverse effect on the earnings and retained earnings of the applicable regulated utility and UIL Holdings in that year and could also have a material adverse effect on the ongoing financial condition of the applicable regulated utility and UIL Holdings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Unless otherwise stated below, all of UIL Holdings’ regulatory assets earn a return.  UIL Holdings’ regulatory assets and liabilities as of December 31, 2013 and 2012 included the following:

	Remaining	December 31,	December 31,
	Period	2013	2012
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$238,868	$252,498
Connecticut Yankee	Not applicable	-	11,129
Unamortized redemption costs	8 to 20 years	11,301	12,103
Pension and other post-retirement benefit plans	(b)	316,076	458,019
Environmental remediation costs	3 years	14,953	14,772
Hardship programs	(c)	25,019	29,852
Debt premium	1 to 24 years	34,178	41,016
Deferred purchased gas	(d)	2,556	12,444
Income taxes due principally to book-tax differences	(m)	149,015	-
Deferred income taxes	(e)	861	-
Unfunded future income taxes	(e)	31,656	17,319
Contracts for differences	(f)	142,743	176,597
Excess generation service charge	(g)	6,909	8,864
Deferred transmission expense	(h)	9,615	21,379
Storm Costs	(i)	14,752	52,009
Other	(j)	37,628	27,449
Total regulatory assets		1,036,130	1,135,450
Less current portion of regulatory assets		332,391	120,935
Regulatory Assets, Net		$703,739	$1,014,515

Regulatory Liabilities:
Accumulated deferred investment tax credits	30 years	$4,465	$4,612
Income taxes due principally to book-tax differences	(m)	200,673	41,928
Deferred gain on sale of property	(a)	37,933	37,933
Middletown/Norwalk local transmission network service collections	36 years	21,402	21,975
Pension and other post-retirement benefit plans	6 years	27,686	15,016
Deferred income taxes	(e)	43,421	41,816
Asset retirement obligation	(k)	5,593	4,995
Low income programs	(l)	25,300	17,651
Asset removal costs	(j)	319,530	303,651
Other	(j)	20,818	36,660
Total regulatory liabilities		706,821	526,237
Less current portion of regulatory liabilities		261,729	21,284
Regulatory Liabilities, Net		$445,092	$504,953

a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery and stranded cost amortization are complete.  The remaining balances are fully offset by amounts primarily included in income taxes, due principally to book-tax differences.  As a result of the outcome of UI’s 2013 distribution rate request, PURA approved UI’s proposed rate treatment to leave CTA rates unchanged until January 1, 2014 at which point the charge ended.  The remaining balances will be extinguished upon the completion of the final reconciliation hearing in 2014 and have been reclassified to current regulatory assets and liabilities on the balance sheet as of December 31, 2013.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(b) Life is dependent upon timing of final pension plan distribution; balance, which is fully offset by a corresponding asset/liability, is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits." See Note (G) “Pension and Other Benefits” for additional information.
(c) Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(d) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(e) The balance will be extinguished when the asset, which is fully offset by a corresponding liability, or liability has been realized or settled, respectively.
(f) Asset life is equal to delivery term of related contracts (which vary from approximately 6 - 13 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K); amount, which does not earn a return, is fully offset by corresponding derivative asset/liability.  See “-Contracts for Differences” discussion above for additional information.
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
(j) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes decoupling ($11.6 million) and certain other amounts that are not currently earning a return.  See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Rates” for a discussion of the decoupling recovery period.
(k) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(l) Various hardship and payment plan programs approved for recovery.
(m)  Amortization period and/or balance vary depending on the nature and/or remaining life of the underlying assets/liabilities; balances contain regulatory liabilities related to the CTA as well as regulatory assets not related to the CTA.  In prior periods, these amounts were presented on a net basis in long-term regulatory liabilities.  In the current period, due to the end of the CTA charge, the CTA regulatory liabilities have been reclassified to current regulatory liabilities and the regulatory assets not related to the CTA have been reclassified to long-term regulatory assets.

Restricted Cash

UIL Holdings’ restricted cash at December 31, 2013 and 2012 totaled $2.0 million and $2.8 million, respectively, which primarily relates to electric distribution and transmission capital projects, which have been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Pursuant to the 2008 Stock Plan, target amounts of 101,150 and 5,860 performance shares were granted to certain members of management in March and May of 2013, respectively; the averages of the high and low market prices on the grant dates, which approximates fair value, were $38.73 and $41.34 per share, respectively.

Also in March 2013, UIL Holdings granted a total of 2,033 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant, which approximates fair value, was $38.73 per share.  Such shares vest in equal annual installments over a five-year period.  In May 2013, UIL Holdings granted a total of 2,177 shares of restricted stock to an executive under the Amended and Restated UIL Holdings 2008 Stock and Incentive Compensation Plan; the average of the high and low market price on the date of grant, which approximates fair value, was $41.34 per share.  Such shares vest in May 2016.

Also in May 2013, UIL Holdings granted a total of 21,558 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant, which approximates fair value, was $40.69 per share.  Such shares vest in May 2014.

As of December 31, 2013, the total number of shares authorized for stock-based compensation plans was 4,150,000.  Total stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $5.3 million, $4.9 million and $5.3 million, respectively.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

does not have the power to direct any of the significant activities of these entities.  UI’s exposure to loss is primarily related to the purchase and resale of the RECs, but, any losses incurred are recoverable through electric rates.  For further discussion of RECs, see Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – New Renewable Source Generation.”

New Accounting Standards

In February 2013, the FASB issued updated guidance to ASC 220 “Comprehensive Income” which requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The guidance was effective prospectively for the first quarter of 2013. The adoption of this update did not have a material impact on UIL Holdings’ consolidated financial statements.

In July 2013, the FASB issued updated guidance to ASC 740 “Income Taxes” which prescribes the presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists.    This guidance is effective during interim and annual periods beginning after December 15, 2013 and is to be applied on a prospective basis.  The implementation of this guidance is not expected to have a material impact on UIL Holdings’ consolidated financial statements.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 56,462,507 shares of its common stock, no par value, outstanding as of December 31, 2013 and 50,665,114 shares of its common stock, no par value, outstanding at December 31, 2012.  Not included in such shares were 276,845 and 209,469 shares of restricted stock as of December 31, 2013 and 2012, respectively.  These cumulative shares of restricted stock are, however, recognized as outstanding for purposes of calculating basic earnings per share because such shares represent the net of the amount of deferred vested restricted stock, less the amount of non-deferred unvested restricted stock.

On October 2, 2013, UIL Holdings issued 5,750,000   shares of its common stock at $37.25 per share in an underwritten public offering.  This issuance included 750,000 shares issued upon the exercise by the underwriters of their over-allotment option.  Net proceeds of the offering, including the over-allotment option, were approximately $206.4 million, after expenses and underwriting discounts, and were accounted for as an addition to common stock on UIL Holdings’ Consolidated Balance Sheet.  UIL Holdings used the net proceeds from this issuance to repay short-term debt, which was incurred primarily to fund its regulated subsidiaries in order to maintain their targeted capital structures, and for general corporate purposes. Repayment of short-term debt enhances the UIL Holdings’ available liquidity, which strengthens its ability to provide ongoing financial support to its regulated subsidiaries.

Restricted stock activity for 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2012	74,131	$30.49
Granted	25,768	$40.59
Forfeited	(1,672)	$29.91
Vested	(67,307)	$30.50
Nonvested Balance – December 31, 2013	30,920	$38.90

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2013, total unrecognized costs for non-vested restricted stock awards were $0.5 million. The weighted-average period over which the restricted stock costs will be recognized is 9 months.

Performance share activity for 2013 is as follows:

	Number of Performance Shares	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2012	325,888	$31.39
Granted	107,010	$38.87
Forfeited	(36,740)	N/A
Vested	(61,150)	$28.53
Nonvested Balance – December 31, 2013	335,008	$34.62

As of December 31, 2013, total unrecognized costs for performance shares were $2.1 million. The weighted-average period over which the performance-share costs will be recognized is 11 months.

The weighted average grant date fair value of all restricted stock and performance shares granted during the year was $39.21, $34.33, and $33.33 for the years ended December 31, 2013, 2012, and 2011 respectively.

Stock option transactions for 2013, 2012 and 2011 are as follows:

	Number of Options	Option Price per Share	Average Exercise Price
Balance – December 31, 2010	134,994	$21.68-$34.51	$31.70
Granted	-	N/A	N/A
Forfeited	(7,910)	N/A	N/A
Exercised	(28,864)	$21.68-$31.25	N/A
Balance – December 31, 2011	98,220	$21.68-$33.96	$33.39
Granted	-	N/A	N/A
Forfeited	(38,000)	N/A	N/A
Exercised	(56,887)	$31.25-$33.96	N/A
Balance – December 31, 2012	3,333	$21.68	$21.68
Granted	-	N/A	N/A
Forfeited	-	N/A	N/A
Exercised	(3,333)	21.68	N/A
Balance – December 31, 2013	-	N/A	N/A

Exercisable at December 31, 2011	98,220	$21.68-$33.96	$33.39
Exercisable at December 31, 2012	3,333	$21.68	$21.68
Exercisable at December 31, 2013	-	N/A	N/A

There were no options outstanding as of December 31, 2013.  As of December 31, 2012 and 2011, the weighted-average remaining contractual lives for those options outstanding were 0.3 years, and 0.5 years, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011, was $0.1 million, $1.9 million, and $0.8 million, respectively.  The actual tax benefit realized by UIL Holdings for the tax deductions from the exercises totaled $0.1 million for each of 2013, 2012 and 2011.

The shares issued to non-employee directors as well as employee performance shares and options are drawn from the 2008 Stock Plan.

Preferred Stock of Subsidiaries, Noncontrolling Interests

The preferred stock of subsidiaries are noncontrolling interests because they contain a feature that allows the holders to elect a majority of the subsidiary’s board of directors if preferred stock dividends are in default in an amount equivalent to four full quarterly dividends.  Such a potential redemption-triggering event is not solely within the control of the subsidiary.

CNG has one 8.00% non-callable series of cumulative preferred stock authorized with a par value of $3.125 per share.  As of December 31, 2013, there were 108,706 shares issued and outstanding with a value of approximately $0.3 million and 775,609 shares authorized but unissued.

On February 3, 2014, CNG announced an offer to purchase all of the issued and outstanding shares of CNG’s $3.125 Par Preferred Stock for a purchase price of $7.50 per share.  The offer to purchase will expire on March 4, 2014.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Long-Term Debt
	December 31,
	2013	2012
	(In Thousands)
UIL Holdings
4.625% Unsecured Senior Notes, due 2020	$450,000	$450,000

UI
Pollution Control Revenue Bonds:

4.50% 2010 Series, due 2027	27,500	27,500
Auction Rate, 2003 Series, due 2033 (1)	64,460	64,460

Senior Unsecured Notes:

6.06% Senior Notes, Series A and B, due 2017	70,000	70,000
2.98% Senior Notes, Series A due 2019	31,000	31,000
3.61% Senior Notes, Series B and C and 6.26% Senior Notes, Series C and D, due 2022	162,500	162,500
6.51% Senior Notes, Series E and F due 2037	28,000	28,000
6.46% Senior Notes, Series A and 6.51%, Senior Notes, Series B, due 2018	100,000	100,000
6.61% Senior Notes, Series C, due 2020	50,000	50,000
5.61% Senior Notes, due 2025	50,000	50,000
6.09% Senior Notes, due 2040	100,000	100,000
4.89% Senior Notes, Series D and E, due 2042	87,000	87,000
3.95% Senior Notes, Series F, due 2023	75,000	-

Gas Companies
Senior Secured Notes:

3.88% - 7.50% Senior Secured Medium Term Note IV, due 2018 - 2041	100,000	100,000
5.77% - 6.38% Senior Secured Medium Term Notes III, due 2025 - 2037	85,000	85,000
6.88% - 7.95% Senior Secured Medium Term Notes I, due 2026 - 2028	29,000	29,000
10.06% First Mortgage Bond Series P, due 2019	10,000	10,000

Unsecured Notes:

4.76% - 9.60% Senior Unsecured Notes, due 2020 - 2021	19,635	21,090
6.85% - 9.10% Unsecured Medium Term Notes, Series A, due 2013 - 2017	30,000	50,000
6.50% Unsecured Medium Term Note, Series D, due 2013	-	20,000
8.12% - 8.49% Unsecured Medium Term Notes, Series B, due 2014 - 2024	10,000	10,000
5.63% - 6.66% Unsecured Medium Term Notes, Series C, due 2035 - 2037	65,000	65,000
4.30% - 5.23% Medium Term Note, Series D, due 2028 - 2043	45,000	-
5.33% Senior Notes, Series A, due 2043	15,000	-

Long-Term Debt	1,704,095	1,610,550
Less: Current portion of long-term debt (2)	11,834	48,296
Less: Unamortized discount	2,597	2,916
Plus: Unamortized premium	34,178	41,016
Net Long-Term Debt	$1,723,842	$1,600,354

(1) On December 31, 2013, the interest rate on the Bonds was 0.34%. The interest rate on these Bonds is reset through an auction held every 35 days.
(2) Includes the current portion of unamortized premium.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The amount of restricted net assets as of December 31, 2013 was approximately $557.2 million, of which approximately $118.2 million relates to UI’s equity investment in GenConn.  Substantially all of the respective utility’s properties are pledged as collateral for the applicable Senior Secured Medium Term Notes and First Mortgage Bonds.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2013 was 11.7 years, at an average interest rate of 5.44%.

The fair value of UIL Holdings’ long-term debt was $1.8 billion and $1.9 billion as of December 31, 2013 and 2012, respectively, which was estimated by UIL Holdings based on market conditions.  The expenses to issue long‑term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of pollution control revenue bonds.

Information regarding maturities and mandatory redemptions/repayments are set forth below:

	2014	2015	2016	2017	2018 & thereafter
(In Thousands)
Maturities	$6,455	$1,455	$11,455	$91,455	$1,593,275

On October 25, 2013, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on October 25, 2013 of senior unsecured 3.95% notes in the principal amount of $75 million, due on October 25, 2023.  UI used the net proceeds from this long-term debt issuance to repay short-term debt and for general corporate purposes.

On October 25, 2013, CNG entered into a note purchase agreement with a group of qualified institutional buyers providing for the sale to such buyers on October 25, 2013 of senior unsecured 4.30% notes in the principal amount of $25 million, due on October 25, 2028 and 5.23% notes in the principal amount of $20 million, due on October 25, 2043.  CNG used $20 million of the net proceeds of this long-term debt issuance to replenish cash that had been used to repay $20 million of debt that matured in September 2013 and used $20 million of the net proceeds to repay $20 million of 6.50% Medium Term Notes, Series D, due December 15, 2013.  CNG expects to use the remainder of the net proceeds for capital expenditures and general corporate purposes.

On October 25, 2013, Berkshire entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on December 10, 2013 of senior unsecured 5.33% notes in the principal amount of $15 million, due on December 10, 2043.  Berkshire used the net proceeds of this long‑term debt issuance for the repayment of short-term debt and expects to use the remaining net proceeds for general working capital, environmental expenditures and capital expenditures.

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

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  On August 14, 2013, PURA issued a decision (the August Decision) which became effective on that date and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the establishment of the requested storm reserve.  Additionally, the August decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, UIL Holdings recorded a one-time pre-tax write off of $17.5 million related to UI in the third quarter of 2013.

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of PURA’s August Decision in UI’s distribution rate case.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, UIL Holdings recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  PURA’s final determination on the timing of recovery of the remaining storm regulatory asset, if any, after applying the revenue from the 2010 and 2012 earnings sharing along with the excess CTA revenue collections is expected in the second half of 2014.  As of December 31, 2013, UI’s storm regulatory asset totaled approximately $14.8 million.

On September 30, 2013, PURA approved UI’s revised distribution decoupling filings for the 2011 and 2012 rate years which included decoupling adjustments of $4.0 million and $6.4 million, respectively.  UI began recovering these amounts from customers on October 1, 2013.  The recovery period for the decoupling adjustments will run through September 30, 2014.  On October 11, 2013, UI filed its distribution decoupling filing for the 2013 rate year under its previous rate case that ended on August 13, 2013 which included a decoupling adjustment of $0.9 million.  On January 29, 2014, PURA approved UI’s

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

decoupling filing for the 2013 rate year under its previous rate decision.  The recovery period for the decoupling adjustment is from February 1, 2014 to September 30, 2014.

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

UI must procure the power to serve its standard service load pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in a manner that maintains standard service cost volatility within reasonable levels.  On October 10, 2012, PURA approved the Standard Service Procurement Plan (the Procurement Plan) submitted by DEEP’s procurement manager to PURA for approval as required by Connecticut law.  The Procurement Plan, which was developed by the procurement manager, in consultation with UI, CL&P and the Connecticut Office of Consumer Counsel, provides for UI to continue to procure wholesale power for its standard service customers on a full requirements basis pursuant to contracts with a maximum duration of 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.  The length of term and tranche sizes may be modified by the mutual agreement of UI and the procurement manager.

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2014 and for 80% of its standard service load for the second half of 2014.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of December 31, 2013, UI would have had to post an aggregate of approximately $10.6 million in collateral.

In addition, UI is permitted to seek long-term contracts for up to 20% of its standard service requirements and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers, but has not executed any long-term contracts.

New Renewable Source Generation

Under Connecticut Public Act No. 11-80, An Act Concerning the Establishment of the Department of Energy and Environmental Protection and Planning for Connecticut's Energy Future (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase RECs from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs of these contracts, including any gain or loss resulting from the resale of the RECs, are fully

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

recoverable through electric rates.  As of December 31, 2013, UI had entered into contracts totaling up to $2.9 million annually in payments for 15-year delivery terms commencing in 2013 and 2014.

Section 127 of PA 11-80 provided for the development of up to 30 MW of small Class I renewable generation projects in Connecticut.  Specifically the statute authorized DEEP to procure up to 10 MW of renewable generation from the market and allows each of UI and CL&P to build, own or operate facilities totaling up to 10 MW each.

In December 2011, DEEP announced that in accordance with the authorization for it to procure up to 10 MW of Class I renewables, it had selected two 5 MW solar projects in CL&P service territory and CL&P executed contracts with the developers to purchase energy and associated products from both projects.  These contracts and the associated cost recovery have been approved by DEEP and PURA, respectively.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the benefits, associated with the projects.  Pursuant to PURA’s approval of the cost recovery, the payments made to projects are fully recoverable through electric rates.

Additionally, in January 2012, UI filed its proposal with PURA outlining UI’s renewable connections program under PA 11-80 through which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision in July 2012 approving the construction of one solar facility and two fuel cell facilities.  The decision approved an ROE equal to UI’s then currently allowed distribution ROE, which was 8.75%, over the life of the facility.  UI had requested an ROE of 9.5%.  In September 2012, PURA reopened the proceeding on its own motion.  On August 28, 2013, UI and the Prosecutorial Division of PURA entered into a settlement agreement addressing the issues of disagreement, including balancing the risks of the projects with the ROE.  On October 23, 2013, PURA approved the settlement.  The settlement establishes a base ROE to be calculated as the greater of:  (A) the current UI authorized distribution ROE plus 25 basis points and (B) current authorized distribution ROE for CL&P, less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.  Under the settlement, UI agreed to submit to PURA the budget for the approximately 7.8 MW in projects identified in its January 2012 filing within three months of the PURA approval, which period was extended to February 21, 2014, and to submit project details and budgets for the remaining 2.2 MW within twelve months.  If PURA fails to approve, or rejects or modifies the budget in any way, UI has the right to cancel the development of such project with no further liability.  The Settlement also provides that construction of any of these projects will be subject to the receipt of all required permits and approvals acceptable in form and substance to UI.

Under Section 6 of Connecticut Public Act 13-303 (PA 13-303), DEEP was authorized to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from Class I renewable resources in a quantity of up to 4% of the electric distribution companies’ distribution load.  On July 8, 2013, DEEP issued a request for proposals (RFP), and directed UI and CL&P to enter into power purchase agreements with the winning bidders.  On September 19, 2013, UI entered into contracts with two of the winning bidders which were subsequently approved by PURA.  One contract is for 48.1 MW produced by a 250 MW wind farm to be built in Maine, and the second is for 3.8 MW produced by a 20 MW solar project to be built in Connecticut.  The quantity of energy and RECs to be purchased under these contracts total approximately 3.5% of UI’s distribution load.  PA 13-303 provides that costs of any such agreement will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder in the RFP, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  UI is not a party to the complaint.

Also under Section 8 of PA 13-303, DEEP is authorized to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  On December 26, 2013, DEEP directed UI to enter into three long-term contracts to purchase RECs from existing biomass facilities in New England. In January 2014, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The contracts are currently pending PURA approval. PA 13-303 provides that costs of any such agreements will be fully recoverable through electric rates.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2013, UI’s overall allowed weighted-average ROE for its transmission business was 12.2%, excluding the impact of the reserve related to the September 2011complaint discussed below.  UI recovers its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements.  UI is required to file information regarding its approved formula rates on an annual basis with the FERC.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which is substantially complete, (2) the Interstate Reliability Project, which has Connecticut Siting Council approval and (3) the Central Connecticut Reliability Project being studied now as part of the "Greater Hartford Central Connecticut Study" (GHCC) due to the expanded scope of ISO-NE’s reassessment.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in 2014.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement (O&M Agreement) with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

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

As of December 31, 2013, UI had made aggregate deposits of $35.1 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project. UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.5 million, $1.6 million and $1.0 million in the years ended December 31, 2013, 2012 and 2011, respectively.  On February 7, 2014, UI made an additional deposit in NEEWS of approximately $1 million.

Other Proceedings

UI generally has several regulatory proceedings open and pending at PURA at any given time.  Examples of such proceedings include an annual PURA review and reconciliation of Systems Benefits Charges (SBC) revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2014 through December 31, 2014 of $30.8 million and $37.5 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2014 approved revenue requirements.

Gas Distribution

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

The allowed returns on equity established by PURA are 9.18% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.  On January 22, 2014, PURA issued a final decision, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and a system expansion mechanism.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon acquisition by UIL Holdings. The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regards to the specific question of whether or not, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation. CNG had submitted expert testimony to PURA that such a ratemaking mechanism in these circumstances would result in a normalization violation. The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA will adjust rates to offset the ratemaking impacts of the 338(h)(I0) election on rate base.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On June 14, 2013, CNG, SCG and Yankee Gas Services Company, an unrelated regulated gas distribution company, filed a comprehensive joint 10 year natural gas expansion plan (“Expansion Plan”) with PURA and DEEP. The plan was in response to the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and Public Act 13-298.  The Expansion Plan included a set of recommendations designed to help meet the statewide goal of adding approximately 280,000 new customers, including providing more flexibility to minimize a new customer’s contribution to the cost to serve them, providing tools to help fund natural gas conversion costs, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, and  allowing utilities to secure additional pipeline capacity coming into Connecticut.  PURA issued its final Decision on November 22, 2013.  In this decision PURA approved new System Expansion (SE) rates exclusively for new on and off-main customers commencing service on or after January 1, 2014.  These rates include a 10% premium distribution component for on-main customers and a 30% premium for off-main customers.  The SE rates are complemented by new business rules that extend the Companies’ financial hurdle rate model from a 20-year to a 25-year time horizon, which will reduce the customer’s contributions to any construction costs, and allow the grouping of customers to help reduce or eliminate new customer contributions to system expansion.  A separate new business reconciliation mechanism is also approved that reconciles the actual new business revenue requirements each year with the revenues received from the new business customers.   As a result of the reconciliation, any shortfall or surplus in revenues will be charged or credited to existing firm customers.  This ensures the timely recovery of new business capital investments and any associated expenses.

Approval for the Issuance of Debt

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

Berkshire has DPU approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through December 14, 2014.  Berkshire is authorized to use the proceeds from any such debt issuances for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  On December 10, 2013, Berkshire issued $15 million of senior unsecured notes pursuant to such DPU approval.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation capacity, gas storage and peaking resources.  Actual reasonable gas costs incurred by each of the Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms, subject to regulatory review.

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

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold approximately 100 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the long-term contracts for firm transportation capacity are regulated by the FERC.  The

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

actual reasonable costs of such contracts are passed through to customers through state regulated purchased gas adjustment mechanisms.  The future obligations under these contracts as of December 31, 2013 are as follows:

(In Thousands)
2014	126,485
2015	112,665
2016	99,467
2017	72,369
2018	42,609
2019-after	72,979
$526,574

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

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company.  Each LDC owns or has rights to the natural gas stored in a Liquefied Natural Gas facility directly attached to its distribution system.

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

As of December 31, 2013, there were no borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2015 January 31, 2015.  Available credit under the UIL Holdings Credit Facility at December 31, 2013 totaled $395.6 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the facility’s expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

As of December 31, 2013, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

In October 2012, UIL Holdings entered into a credit agreement with a borrowing limit of $100 million that expired on October 31, 2013 (the Credit Agreement).  The outstanding balance was repaid upon expiration.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Information with respect to short-term borrowings is set forth below:

	2013	2012
	($ In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$202,000	$168,000
Average aggregate short-term borrowings outstanding during the year*	$152,455	$109,268
Weighted average interest rate*	1.43%	1.61%
Principal amounts outstanding at year-end	$-	$157,000

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$60,000	$243,000
Average aggregate short-term borrowings outstanding during the year*	$13,510	$78,533
Weighted average interest rate*	1.40%	1.58%
Principal amounts outstanding at year-end	$-	$30,000

Gas Companies

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$-	$6,000
Average aggregate short-term borrowings outstanding during the year*	$-	$128
Weighted average interest rate*	0.00%	1.59%
Principal amounts outstanding at year-end	$-	$-

* Average short‑term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period.  The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.

(E) INCOME TAXES

	2013	2012	2011
	(In Thousands)
Income tax expense consists of:
Income tax provisions:
Current
Federal	$(443)	$5,830	$(16,626)
State	(1,149)	1,110	(3,951)
Total current	(1,592)	6,940	(20,577)
Deferred
Federal	64,931	61,510	72,840
State	6,164	6,611	10,433
Total deferred	71,095	68,121	83,273

Investment tax credits	(195)	(195)	(195)

Total income tax expense	$69,308	$74,866	$62,501

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes.  The reasons for the differences are as follows:

	2013	2012	2011
	(In Thousands)

Book income before income taxes	$184,625	$178,567	$162,211

Computed tax at federal statutory rate	$64,619	$62,499	$56,774
Increases (reductions) resulting from:
Investment tax credits	(195)	(195)	(195)
Allowance for equity funds used during construction	(3,784)	(2,749)	(3,689)
Amortization of nuclear plant regulatory assets	6,867	9,334	8,885
State income taxes, net of federal income tax benefits	3,259	5,018	4,214
Other items, net	(1,458)	959	(3,488)

Total income tax expense	$69,308	$74,866	$62,501

Effective income tax rates	37.5%	41.9%	38.5%

For 2013 and 2012, the combined statutory federal and state income tax rate was 40.9%.  In 2011, the combined statutory federal and state income tax rate for UIL Holdings was 40.4%.  Legislation enacted in Connecticut in 2011 increased the surcharge on the corporation business tax for the years 2012 and 2013.  This additional surcharge increased the statutory rate of the Connecticut corporation business tax from 8.25% to 9% and increased the combined statutory federal and state income tax rate for UIL Holdings for 2012 and 2013 to 40.9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective income tax rate for the year ended December 31, 2013 was 37.5%, as compared to 41.9% for the year ended December 31, 2012.  The decrease in the 2013 effective income tax rate was primarily due to lower non-normalized nuclear stranded cost amortization due to the CTA being fully amortized in the third quarter of 2013, lower state income tax expense and higher equity allowance for funds used during construction.

Federal income tax legislation has provided for accelerated capital recovery for federal income tax purposes for certain capital additions placed in service during 2011, 2012 and 2013.  As a result, during these periods, UIL Holdings recognized accelerated tax deductions for capital recovery that resulted in cash benefits that were realized through lower cash requirements for federal income tax deposits.

As of December 31, 2011, UIL had gross unrecognized tax benefits of approximately $13.7 million and $0.5 million of interest related to repair and maintenance costs it had previously capitalized for tax purposes.   None of these uncertainties would impact the effective tax rate if recognized. Effective 2012, UIL Holdings changed its cumulative treatment for these costs to comply with a recently revised IRS regulation enabling UIL Holdings to fully reverse its uncertain tax position and associated interest.  In September 2013, the U.S. Treasury issued final regulations that provide revised rules for the tax treatment of tangible property costs, including the treatment of repair and maintenance costs.  These regulations are not expected to have a material impact on its consolidated financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table sets forth a reconciliation of the changes in the gross income tax reserves for the years ended December 31, 2013 and 2012:

	2013	2012
	(In Thousands)
Balance as of December 31	$-	$13,676
Increases for tax positions related to current year	-	-
Reductions for tax positions of prior years	-	(13,676)
Balance as of December 31	$-	$-

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and the Commonwealth of Massachusetts.  As of December 31, 2013, the tax years 2010, 2011, 2012 and 2013 are open and subject to audit for federal, Connecticut, and Massachusetts income tax purposes.

The Company files a consolidated federal income tax return with its subsidiaries, all of which have joint and several liability for any potential assessments against the consolidated group.

ASC 740 requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet.  A similar procedure is followed for all non-current deferred tax assets and liabilities.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes as of December 31, 2013 and 2012 included on the following lines of the Consolidated Balance Sheet is as follows:

	2013	2012
	(In Thousands)
Assets:
Deferred income taxes	$21,742	$41,605
Liabilities:
Deferred income taxes	540,542	462,940
Deferred income taxes – net	$518,800	$421,335

The following table summarizes UIL Holdings’ deferred income tax assets and liabilities as of December 31, 2013 and 2012.

	2013	2012
	(In Thousands)
Deferred income tax assets:
Post-retirement benefits	$90,300	$151,203
Accrued removal obligation	119,904	105,329
Net operating loss carry forward	42,818	26,775
Other	104,467	58,266
	$357,489	$341,573

Deferred income tax liabilities:
Accelerated depreciation timing differences	$364,321	$317,885
Plant basis differences	243,629	178,989
Storm regulatory asset	5,883	21,102
Regulatory deferrals related to pension and other post-retirement benefits	110,980	171,576
Investment in GenConn	53,350	52,920
Other	98,126	20,436
	$876,289	$762,908

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table sets forth the carry forward balances for the years ended December 31, 2013 and 2012:

	2013	2012	Year Expiration Begins
	(In Thousands)
Federal net operating loss	$122,339	$76,500	2032
Alternative minimum tax credit	2,697	2,488	N/A
State tax credits	7,289	3,104	2016

(F) SUPPLEMENTARY INFORMATION

	2013	2012	2011
	(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$120,301	$112,002	$98,343
Amortization of nuclear plant regulatory assets	47,476	46,550	44,635
Amortization of other regulatory assets	22,050	22,745	24,436
Other	29	51	48
Total Amortization	69,555	69,346	69,119
Total Depreciation and Amortization	$189,856	$181,348	$167,462

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$75,330	$65,753	$69,906
Local real estate and personal property	46,567	40,588	34,902
Payroll taxes	8,005	7,274	9,373
Other	556	422	30
Total Taxes - Other than Income Taxes	$130,458	$114,037	$114,211

Other Income and (Deductions), net
Interest income	$2,733	$2,631	$3,483
Allowance for funds used during construction - equity	10,811	7,480	10,539
Allowance for funds used during construction - debt	7,170	6,979	9,143
Weather insurance	(70)	3,488	3,090
TSO incentives	-	2,745	-
Other	(11)	1,923	677
Total Other Income and (Deductions), net	$20,633	$25,246	$26,932

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The Retirement Benefits Plans Investment Committee of the Board of Directors oversees the investment of the Plans’ assets in conjunction with management and has conducted a review of the investment strategies and policies of the Plans.  This review included an analysis of the strategic asset allocation, including the relationship of Plan assets to Plan liabilities, and portfolio structure.  The 2014 target asset allocations, which may be revised by the Retirement Benefits Plans Investment Committee, are approximately as follows:  50% equity securities,  40% debt securities and 10% other securities, which consist primarily of real assets, hedge funds and high yield securities.  In the event that the relationship of Plan assets to Plan liabilities changes, the Retirement Benefits Plans Investment Committee will consider changes to the investment allocations.  The other postretirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.

The funding policy for the Plans is to make annual contributions that satisfy the minimum funding requirements of ERISA, but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the Plans.  UIL Holdings currently expects to make pension contributions of approximately $20 million to $25 million in 2014.  Such contribution levels will be adjusted, if necessary, based on final actuarial calculations.

UIL Holdings applies consistent estimation techniques regarding its actuarial assumptions, where appropriate, across the pension and postretirement plans of its operating subsidiaries.  The estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans is based upon the yield of a portfolio of high quality corporate bonds that could be purchased as of December 31, 2013 to produce cash flows matching the expected plan disbursements within reasonable tolerances.  The expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.  Average wage increases are determined from projected annual pay increases, which are used to determine the wage base used to project employees’ pension benefits at retirement.  The health care cost trend rate is derived from projections of expected increases in health care costs.

UIL Holdings is utilizing a discount rate of 5.20% as of December 31, 2013 for all of its qualified pension plans, compared to 4.25% in 2012.  The increase in the discount rate, which was due to changes in long-term interest rates, resulted in a decrease to the projected benefit obligation of approximately $100 million from 2012 to 2013.  The discount rate for non-qualified pension plans as of December 31, 2013 was 4.9% compared to 4.0% in 2012.

The discount rate for UIL Holdings’ postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI postretirement plan, the discount rate at December 31, 2013 was 5.20%, compared to 4.25% at December 31, 2012.For the Gas Company postretirement plans, the December 31, 2013 discount rate was a composite rate of 4.85%, weighted by expected future cash outflows, compared to 4.0% for the previous year.

The pension and other postretirement benefits plans assumptions may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2013 pension expense would have increased or decreased inversely by $2.6 million.  If there had been a 1% change in the expected return on assets assumed for the pension plans, the 2013 pension expense would have increased or decreased inversely by $6.9 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2013 other postretirement benefits plan expenses would have increased or decreased inversely by $0.3 million.  If there had been a 1% change in the expected return on assets assumed for the other postretirement benefits plans, the 2013 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.

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

Other Postretirement Benefits Plans

In addition to providing pension benefits, UI also provides other postretirement benefits, consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its other postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the UI Pension Plan and Serial Voluntary Employee Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund other postretirement benefits for UI’s non‑union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  UI does not expect to make a contribution in 2014 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund other postretirement benefits for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 55% of UI’s employees are represented by Local 470‑1, Utility Workers Union of America, AFL‑CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed‑income securities.  UI does not expect to make a contribution in 2014 to fund other postretirement benefits for union employees.

SCG and CNG also have plans providing other postretirement benefits for substantially all of their employees.  These benefits consist primarily of health care, prescription drug and life insurance benefits, for retired employees and their dependents.  The eligibility for these benefits is determined by the employee’s date of hire, number of years of service, age and whether the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

employee belongs to a certain group, such as a union.  Dependents are also eligible at the employee’s date of retirement provided the retired participant pays the necessary contribution.  These plans are contributory with the level of participant’s contributions evaluated annually.  Benefits payments under these plans include annual caps for CNG participants hired after 1993 and SCG participants hired after 1996.  SCG non-union employees hired after November 1995 are not eligible for these benefits.  Union employees hired after April 1, 2010 and December 1, 2009 at SCG and CNG, respectively, are not eligible for these benefits.  As such, Gas Company OPEB liabilities are not especially sensitive to increases in the healthcare trend rate.  These plans are funded through a combination of 401(h) accounts and Voluntary Employee Benefit Association Trust (VEBA) accounts.  UIL Holdings did not make any contributions to these plans in 2013, nor does it currently plan to make a contribution in 2014.

Other Accounting Matters

ASC 715 requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UIL Holdings reflects all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as management believes it is probable that such items will be recoverable through the ratemaking process.  As of December 31, 2013 and 2012, UIL Holdings has recorded regulatory assets of $124.2 million and $264.6 million, respectively.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UIL Holdings’ pension and other postretirement plans as of December 31, 2013 and 2012.  Plan assets and obligations have been measured as of December 31, 2013 and 2012.

			Other Post-Retirement
	Pension Benefits		Benefits
	2013	2012	2013	2012
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$950,608	$792,101	$136,687	$122,382
Service cost	14,783	12,032	1,923	1,604
Interest cost	39,948	41,470	5,539	6,246
Participant contributions	-	-	1,253	1,305
Settlements (1)	(2,367)	-	-	-
Actuarial (gain) loss	(96,739)	149,088	(13,893)	12,500
Benefits paid (including expenses)	(46,971)	(44,083)	(11,807)	(7,350)
Benefit obligation at end of year	$859,262	$950,608	$119,702	$136,687

Change in Plan Assets:
Fair value of plan assets at beginning of year	$625,061	$548,122	$38,540	$37,573
Actual return on plan assets	54,259	71,595	6,003	4,092
Employer contributions	58,428	49,427	-	-
Participant contributions	-	-	1,253	1,305
Settlements (1)	(2,367)	-	-	-
Benefits paid (including expenses)	(46,971)	(44,083)	(4,633)	(4,430)
Fair value of plan assets at end of year	$688,410	$625,061	$41,163	$38,540

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$170,852	$325,547	$78,539	$98,147

Amounts Recognized in the Statement of Financial Position consist of:
Non-current assets	$-	$-	$-	$-
Current liabilities	$-	$-	$-	$-
Non-current liabilities	$170,852	$325,547	$78,539	$98,147

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	$-	$-	$-
Prior service cost	365	859	1,447	45
Net (gain) loss	123,178	244,032	(792)	19,643
Total recognized as a regulatory asset	$123,543	$244,891	$655	$19,688

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$859,262	$950,608	N/A	N/A
Accumulated benefit obligation	$784,081	$858,803	N/A	N/A
Fair value of plan assets	$688,410	$625,061	N/A	N/A

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plans)	5.20%	4.25%	N/A	N/A
Discount rate (Non-Qualified Plans)	4.90%	4.00%	N/A	N/A
Discount rate (Other Post-Retirement Benefits)	N/A	N/A	4.85-5.20%	4.00-4.25%
Average wage increase	3.50-3.80%	3.50-3.80%	N/A	N/A
Health care trend rate (current year)	N/A	N/A	7.00%	7.50%
Health care trend rate (2019-2028 forward)	N/A	N/A	5.00%	5.00%

(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement
N/A – not applicable

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$14,783	$12,032	$12,574	$1,923	$1,604	$2,164
Interest cost	39,948	41,470	40,484	5,539	6,246	6,634
Expected return on plan assets	(51,453)	(44,874)	(42,588)	(2,590)	(2,503)	(2,965)
Amortization of:
Prior service costs	605	647	643	(50)	(69)	(101)
Transition obligation (asset)	-	-	-	-	392	1,020
Actuarial (gain) loss	20,829	13,173	14,032	1,776	965	2,008
Settlements (1)	632	-	-	-	-	-
Net periodic benefit cost	$25,344	$22,448	$25,145	$6,598	$6,635	$8,760

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Net (gain) loss	$(99,572)	$122,368	$34,524	$(17,257)	$10,760	$(6,608)
Amortization of:
Current year prior service costs	111	-	-	1,352	-	-
Prior service costs	(605)	(647)	(626)	50	69	101
Transition obligation (asset)	-	-	-	-	(392)	(1,020)
Settlements (1)	(632)	-	-		-	-
Actuarial (gain) loss	(20,829)	(13,173)	(14,032)	(1,776)	(965)	(2,008)
Total recognized as regulatory asset	$(121,527)	$108,548	$19,866	$(17,631)	$9,472	$(9,535)

Total recognized in net periodic benefit costs and regulatory asset	$(96,183)	$130,996	$45,011	$(11,033)	$16,107	$(775)

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the next 12 month period:
Amortization of transition obligation	$-	$-	$-	$-	$-	$392
Amortization of prior service cost	291	605	647	284	(50)	(69)
Amortization of net (gain) loss	12,386	20,808	13,173	(298)	1,939	965
Total estimated amortizations	$12,677	$21,413	$13,820	$(14)	$1,889	$1,288

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	4.00-4.25%	5.05-5.30%	5.10-5.35%	4.00-4.25%	5.05-5.30%	5.15-5.30%
Average wage increase	3.50-3.80%	3.50-3.80%	3.50-3.80%	N/A	N/A	N/A
Return on plan assets	7.75-8.00%	7.75-8.00%	8.25-8.50%	5.56-8.00%	5.56-8.00%	5.86-8.25%
Health care trend rate (current year)	N/A	N/A	N/A	7.50%	8.00%	7.80-8.50%
Health care trend rate (2019 forward)	N/A	N/A	N/A	5.00%	5.00%	4.50-5.00%

(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement
N/A – not applicable

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$751	$(610)
Accumulated post-retirement benefit obligation	$9,559	$(7,942)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2014	$45,266	$7,447
2015	$49,699	$7,710
2016	$49,437	$7,763
2017	$51,358	$7,892
2018	$54,013	$7,969
2019-2022	$288,030	$40,009

Defined Contribution Retirement Plans/401(k)

UIL Holdings’ has several 401(k) plans in which substantially all of its employees are eligible to participate.  Employees may defer a portion of the compensation and invest in various investment alternatives.  Matching contributions are made in the form of UIL Holdings’ common stock or cash and are dependent on the specific provisions of each of the plans.  The matching expense for 2013, 2012 and 2011 was $5.2 million, $4.9 million and $4.6 million.

(H)  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and 2012, UI received cash distributions from GenConn.   See Note (A) “Business Organization and Statement of Accounting Policies – Equity Investments.”

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for the years ended December 31, 2013, 2012 and 2011 totaled $1.5 million, $4.8 million and $11.4 million, respectively.  The decrease in lease payments in 2013 and 2012 is due to a reduction in office space utilized by UIL Holdings headquarters beginning in June 2012.

Interest income related to a promissory note from UI to GenConn, which was converted to an equity investment in July 2011, is included in “Other Income and (Deductions), net” in the accompanying Consolidated Statements of Income, in the amount of $1.2 million for the year ended December 31, 2011.

(I)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, office space and land.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, land, railroad rights of way and a wide variety of equipment.  The future minimum lease payments under these operating leases are estimated to be as follows:

(In Thousands)
2014	$4,504
2015	3,576
2016	3,606
2017	3,691
2018	3,537
2019-after	39,820
$58,734

Rental payments charged to operating expenses in 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)

Rental payments	$5,886	$11,639	$17,676
Less: Sublease rental payments received	-	241	1,148
Rental payments charged to operating expenses	$5,886	$11,398	$16,528

(J)  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, UIL Holdings and its subsidiaries are involved in various proceedings, including legal, tax, regulatory and environmental matters, which require management’s assessment to determine the probability of whether a loss will occur and, if probable, an estimate of probable loss.  When assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated, UIL Holdings accrues a reserve and discloses the reserve and related matter.  UIL Holdings discloses material matters when losses are probable but for which an estimate cannot be reasonably estimated or when losses are not probable but are reasonably possible.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances and any resulting need to adjust existing reserves or record additional reserves.  However, given the inherent unpredictability of these legal and regulatory proceedings, we cannot assure you that our assessment of such proceedings will reflect the ultimate outcome, and an adverse outcome in certain matters could have a material adverse effect on our results of operations or cash flows.

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.1 million as of December 31, 2013.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of groundwater monitoring and nuclear fuel storage, at least annually, and provides UI with a projected schedule depicting annual costs expected to be billed to UI.

On May 1, 2013, Connecticut Yankee filed an application with FERC to, among other things, reduce its rates and eliminate future decommissioning funding requirements for its owners.  On June 27, 2013, FERC issued a final decision which approved both the proposed rate reduction and the elimination of future decommissioning funding requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As a result, UI’s obligation and corresponding regulatory asset were eliminated at that time.  The final decision also allows Connecticut Yankee to distribute the $3.8 million United States Department of Energy (DOE) damage award, discussed below, to its owners and it incorporates Connecticut Yankee’s proposed periodic review mechanism related to the continued adequacy of the Nuclear Decommissioning Trust to meet its financial obligations.

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

In December 2007, Connecticut Yankee filed a second set of complaints with the United States Court of Federal Claims against the DOE seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In July 2009, Connecticut Yankee provided the DOE with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  In November 2013, the court issued a decision on the second set of damage claims and awarded Connecticut Yankee damages of $126.3 million.  The DOE did not file a notice of appeal.  In light of its ownership share, UI expects to receive approximately $12.0 million of such award in the first half of 2014 which would be refunded to customers.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

not aware of any such claims.  UI would seek to recover any uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in PURA’s July 2006 decision.

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of December 31, 2013, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act which was denied without prejudice.  In December 2013 Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation of the matter began in the fourth quarter of 2013 and is on-going.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site and no amount of loss, if any, can be reasonably estimated at this time.

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

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil‑fired electric generating unit.  For several years, DEEP has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River.  Based on its own investigation to date, UI believes it has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available and no amount of loss, if any, can be reasonably estimated at this time.

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2013 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently reasonably estimate the costs or range of costs of remediation or the likelihood of recoverability.  As a result, as of December 31, 2013, no liabilities related to these properties have been recorded.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  UIL Holdings estimates that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will most likely amount to $1.2 million and has recorded a liability and offsetting regulatory asset for such expenses as of December 31, 2013.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot at this time reasonably estimate the cost or range of costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of December 31, 2013, UIL Holdings has accrued approximately $2.9 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, Berkshire will seek regulatory rate recovery of these expenses.

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

On September 3, 2013, a Memorandum of Decision was issued by the court finding for UI on all claims but one related to certain change orders, and ordering UI to pay the Contractor approximately $1.3 million. The decision also found against UI on the indemnification claims.  On October 22, 2013, the general contractor filed an appeal of the Court’s ruling.  UI

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

expects to recover any amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.

On April 30, 2013, an affiliate of the general contractor for the Middletown/Norwalk Transmission Project, purporting to act as a shareholder on behalf of UIL Holdings, filed a complaint against the UIL Holdings Board of Directors alleging that the directors breached a fiduciary duty by failing to undertake an independent investigation in response to a letter from the affiliate asking for an investigation regarding alleged improper practices by UI in connection with the Middletown/Norwalk Transmission Project.  On October 25, 2013, the court granted the defendants’ motion to dismiss the complaint. On November 15, 2013, the plaintiff filed an appeal of the court order in the Connectivity Appellate Court, which remains pending.

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

The following tables set forth the fair value of UIL Holdings’ financial assets and liabilities, other than pension benefits and other postretirement benefits as of December 31, 2013 and December 31, 2012.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013	(In Thousands)
Assets:
Derivative assets	$-	$-	$53,447	$53,447
Noncurrent investments available for sale	11,148	-	-	11,148
Deferred Compensation Plan	3,775	-	-	3,775
Supplemental retirement benefit trust life insurance policies	-	7,898	-	7,898
	$14,923	$7,898	$53,447	$76,268

Liabilities:
Derivative liabilities	$-	$-	$196,233	$196,233
Long-term debt	-	1,846,867	-	1,846,867
	$-	$1,846,867	$196,233	$2,043,100

Net fair value assets/(liabilities), December 31, 2013	$14,923	$(1,838,969)	$(142,786)	$(1,966,832)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Assets:
Derivative assets	$-	$-	$78,838	$78,838
Noncurrent investments available for sale	9,902	-	-	9,902
Deferred Compensation Plan	3,745	-	-	3,745
Supplemental retirement benefit trust life insurance policies	-	6,438	-	6,438
	$13,647	$6,438	$78,838	$98,923

Liabilities:
Derivative liabilities	$-	$-	$255,443	$255,443
Long-term debt	-	1,886,440	-	1,886,440
	$-	$1,886,440	$255,443	$2,141,883

Net fair value assets/(liabilities), December 31, 2011	$13,647	$(1,880,002)	$(176,605)	$(2,042,960)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.    The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2013 or December 31, 2012 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  UIL Holdings believes this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, analytics are performed to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	0.00% - 0.62%
	Discount rate	1.75% - 3.21%
	Forward pricing ($ per MW)	$1.40 - $9.83

Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of December 30, 2013 and December 31, 2012 in the active markets for the various funds within which the assets are held.

Long-term debt is carried at cost on the consolidated balance sheet.  The fair value of long-term debt as displayed in the table above is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2013 and 2012.

Year Ended December 31, 2013
(In Thousands)

Net derivative assets/(liabilities), December 31, 2012	$(176,605)
Unrealized gains and (losses), net
Included in earnings	-
Included in regulatory assets/(liabilities)	33,819
Settlements	-
Net derivative assets/(liabilities), December 31, 2013	$(142,786)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2013	$33,819

Year Ended December 31, 2012
(In Thousands)

Net derivative assets/(liabilities), December 31, 2011	$(180,581)
Unrealized gains and (losses), net
Included in earnings	3,488
Included in regulatory assets/(liabilities)	7,488
Settlements	(7,000)
Net derivative assets/(liabilities), December 31, 2012	$(176,605)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2012	$7,488

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the years ended December 31, 2013 and 2012.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Year Ended December 31, 2013
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2012	$176,605
Unrealized (gains) and losses, net	(33,819)
Net regulatory assets/(liabilities), December 31, 2013	$142,786

Year Ended December 31, 2012
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2011	$184,093
Unrealized (gains) and losses, net	(7,488)
Net regulatory assets/(liabilities), December 31, 2012	$176,605

The following tables set forth the fair values of UIL Holdings’ pension and OPEB assets as of December 31, 2013 and 2012.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
December 31, 2013

Pension assets
Cash and cash equivalents	$-	$-	$-	$-
Mutual funds	-	653,579	-	653,579
Hedge fund	-	-	34,831	34,831
	-	653,579	34,831	688,410
OPEB assets
Mutual funds	41,163	-	-	41,163
	41,163	-	-	41,163

Fair value of plan assets, December 31, 2013	$41,163	$653,579	$34,831	$729,573

December 31, 2012

Pension assets
Cash and cash equivalents	$1,606	$-	$-	$1,606
Mutual funds	-	595,772	-	595,772
Hedge fund	-	-	27,683	27,683
	1,606	595,772	27,683	625,061
OPEB assets
Mutual funds	38,540	-	-	38,540
	38,540	-	-	38,540

Fair value of plan assets, December 31, 2012	$40,146	$595,772	$27,683	$663,601

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The determination of fair values of the Level 2 co-mingled mutual funds and the Level 3 hedge fund were based on the Net Asset Value (NAV) provided by the managers of the underlying fund investments and the unrealized gains and losses.  The NAV provided by the managers typically reflect the fair value of each underlying fund investment.  Changes in the fair value of pension benefits and OPEB are accounted for in accordance with ASC 715 Compensation – Retirement Benefits as discussed in Note (G) “Pension and Other Benefits”.

The following tables set forth a reconciliation of changes in the fair value of the assets above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2013 and 2012.

Year Ended December 31, 2013
(In Thousands)
Pension assets-Level 3, December 31, 2012	$27,683
Unrealized/Realized gains and (losses), net	2,035
Purchases	5,113
Pension assets-Level 3, December 31, 2013	$34,831

Year Ended December 31, 2012
(In Thousands)
Pension assets-Level 3, December 31, 2011	$-
Unrealized/Realized gains and (losses), net	479
Purchases	27,204
Pension assets-Level 3, December 31, 2012	$27,683

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2013 and 2012 are set forth below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In Thousands, Except Per Share Amounts)
2013
Operating Revenues	$548,039	$319,074	$316,478	$435,125
Operating Income	$96,233	$43,235	$22,659	$78,362
Net Income	$51,807	$17,934	$5,157	$40,419
Net Income attributable to UIL Holdings	$51,791	$17,924	$5,144	$40,406

Earnings Per Share of Common Stock – Basic: (1)	$1.02	$0.35	$0.10	$0.71

Earnings Per Share of Common Stock – Diluted: (1)	$1.01	$0.35	$0.10	$0.71

2012
Operating Revenues	$457,818	$282,842	$322,888	$422,953
Operating Income	$87,461	$36,507	$39,126	$67,496
Net Income	$47,076	$12,012	$15,775	$28,838
Net Income attributable to UIL Holdings	$47,050	$11,999	$15,749	$28,839

Earnings Per Share of Common Stock – Basic: (1)	$0.93	$0.24	$0.31	$0.57

Earnings Per Share of Common Stock – Diluted: (1)	$0.92	$0.23	$0.31	$0.56

(1)	Based on weighted average number of shares outstanding each quarter. Diluted earnings per share reflects the effect of dilutive stock options, performance shares and restricted stock. Quarterly per share amounts are not intended to be additive.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(M)  SEGMENT INFORMATION

UIL Holdings is organized into Electric Distribution, Electric Transmission and Gas Distribution reporting segments based on several factors including, but not limited to, the nature of each segment’s products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non‑utility activities and unallocated corporate costs, including minority interest investments and administrative costs.  Revenues from inter‑segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.

(In Thousands)
	December 31, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$560,877	$242,681	$803,558	$815,023	$135	$1,618,716
Purchased power and gas	139,135	-	139,135	438,189	-	577,324
Operation and maintenance	189,378	45,540	234,918	154,418	(5,307)	384,029
Transmission wholesale	-	88,206	88,206	-	-	88,206
Depreciation and amortization	91,670	16,353	108,023	77,890	3,943	189,856
Taxes - other than income taxes	49,421	33,991	83,412	46,477	569	130,458
Regulatory disallowances	8,354	-	8,354	-	-	8,354
Operating Income	82,919	58,591	141,510	98,049	930	240,489

Other Income and (Deductions), net	13,335	4,874	18,209	(323)	2,747	20,633

Interest Charges, net	27,052	12,046	39,098	28,935	23,736	91,769

Income from Equity Investments	15,272	-	15,272	-	-	15,272

Income (Loss) Before Income Taxes	84,474	51,419	135,893	68,791	(20,059)	184,625

Income Taxes	37,816	17,784	55,600	23,309	(9,601)	69,308
Net Income (Loss)	46,658	33,635	80,293	45,482	(10,458)	115,317
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	52	-	52
Net Income (Loss) attributable to UIL Holdings	$46,658	$33,635	$80,293	$45,430	$(10,458)	$115,265

Total Capital Expenditures (1)	$-	$-	$160,042	$97,346	$47,790	$305,178

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total
Total Assets at December 31, 2013	$-	$-	$2,950,707	$2,010,246	$183,267	$5,144,220

(1)	Information for segmenting total capital expenditures between Distribution and Transmission is not available. Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.
(2)	Information for segmenting total assets between Distribution and Transmission is not available. Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column. Net plant in service is segregated by segment and, as of December 31, 2013, was $1,181.1 million and $656.0 million for Distribution and Transmission, respectively.
(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of December 31, 2013.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(M)  SEGMENT INFORMATION (Continued)

(In Thousands)
	December 31, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$561,148	$222,314	$783,462	$702,887	$152	$1,486,501
Purchased power and gas	154,546	-	154,546	370,234	-	524,780
Operation and maintenance	178,862	43,185	222,047	137,707	(3,477)	356,277
Transmission wholesale	-	79,469	79,469	-	-	79,469
Depreciation and amortization	88,672	14,890	103,562	75,205	2,581	181,348
Taxes - other than income taxes	44,845	26,773	71,618	42,254	165	114,037
Operating Income	94,223	57,997	152,220	77,487	883	230,590

Other Income and (Deductions), net	16,562	3,945	20,507	4,071	668	25,246

Interest Charges, net	28,308	12,941	41,249	28,001	23,292	92,542

Income from Equity Investments	15,273	-	15,273	-	-	15,273

Income (Loss) Before Income Taxes	97,750	49,001	146,751	53,557	(21,741)	178,567

Income Taxes	45,091	17,025	62,116	21,305	(8,555)	74,866
Net Income (Loss)	52,659	31,976	84,635	32,252	(13,186)	103,701
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	64	-	64
Net Income (Loss) attributable to UIL Holdings	$52,659	$31,976	$84,635	$32,188	$(13,186)	$103,637

Total Capital Expenditures (1)	$-	$-	$178,107	$80,837	$29,689	$288,633

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at December 31, 2012	$-	$-	$2,935,562	$1,993,560	$90,042	$5,019,164

	December 31, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$599,153	$198,503	$797,656	$772,315	$123	$1,570,094
Purchased power and gas	180,149	-	180,149	429,079	-	609,228
Operation and maintenance	216,361	32,027	248,388	133,126	300	381,814
Transmission wholesale	-	77,997	77,997	-	-	77,997
Depreciation and amortization	83,725	12,690	96,415	70,694	353	167,462
Taxes - other than income taxes	45,967	24,736	70,703	43,494	14	114,211
Operating Income (Loss)	72,951	51,053	124,004	95,922	(544)	219,382

Other Income and (Deductions), net	14,697	6,651	21,348	6,571	(987)	26,932

Interest Charges, net	30,489	13,235	43,724	28,939	22,722	95,385

Income from Equity Investments	11,282	-	11,282	-	-	11,282

Income (Loss) Before Income Taxes	68,441	44,469	112,910	73,554	(24,253)	162,211
Income Taxes	30,865	13,186	44,051	29,721	(11,271)	62,501
Net Income (Loss)	37,576	31,283	68,859	43,833	(12,982)	99,710
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	54	-	54
Net Income (Loss) attributable to UIL Holdings	$37,576	$31,283	$68,859	$43,779	$(12,982)	$99,656

Total Capital Expenditures (1)	$-	$-	$247,563	$60,349	$20,167	$328,079

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at December 31, 2011	$-	$-	$2,716,460	$1,953,079	$75,070	$4,744,609

(1)	Information for segmenting total capital expenditures between Distribution and Transmission is not available. Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.
(2)	Information for segmenting total assets between Distribution and Transmission is not available. Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column. Net plant in service is segregated by segment and, as of December 31, 2012, was $1,114.2 million and $612.0 million for Distribution and Transmission, respectively. As of December 31, 2011, net plant in service was $1,029.8 million and $495.8 million for Distribution and Transmission, respectively.
(3)	Includes $266.8 million of goodwill in the Gas Distribution segment as of December 31, 2012 and 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Boston, MA
February 20, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Management designed its disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2013.  As of December 31, 2013, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2013.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of December 31, 2013, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, “Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm,” of this Form 10-K.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “Proposal No. 1 - ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings) definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2014, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2014, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS OF UIL HOLDINGS,” following Part I, Item 4 of this Form 10‑K.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11.	Executive Compensation.

The information appearing under the captions  “REPORT OF THE COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE,” “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “PENSION BENEFITS,” “NONQUALIFIED DEFERRED COMPENSATION,”  “PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL”, and “DIRECTORS COMPENSATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2014, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2014, is incorporated by reference in answer to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS,”  “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” and “EQUITY COMPENSATION PLAN INFORMATION” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2014, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2014, is incorporated by reference in partial answer to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS AND CODES OF CONDUCT,” and “INFORMATION REGARDING THE BOARD OF DIRECTORS – DIRECTOR INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2014, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2014, is incorporated by reference in answer to this item.

Item 14.	Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2014, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 3, 2014, is incorporated by reference in answer to this item.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a)	1.Financial Statements (see Item 8):

Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheet, December 31, 2013 and 2014

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.  Financial Statement Schedule (see S-1 through S-4):

Schedule I – Condensed Financial Statements of Registrant for the years ended December 31, 2013, 2012 and 2011

Schedule II ‑ Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

3.      Exhibits:

Pursuant to Rule 12b‑32 under the Securities Exchange Act of 1934, unless otherwise indicated, certain of the following listed exhibits are hereby incorporated by reference to certain exhibits annexed to statements and reports previously filed by UIL Holdings Corporation (Commission File Number 1‑15052).

Exhibits:

Exhibit No.	Description

2.1
Purchase Agreement, dated as of May 25, 2010 by and between Iberdrola USA, Inc. and UIL Holdings Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Purchase Agreement have been omitted; schedules will be provided supplemental to the SEC upon request), (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 25, 2010).

2.2
Agreement, dated as of July 14, 2010 by and between The United Illuminating Company and The Connecticut Light and Power Company (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

3.1
Certificate of Incorporation of UIL Holdings Corporation, as amended through May 10, 2011 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

3.2
Bylaws of UIL Holdings Corporation as amended through April 27, 2009 (incorporated herein by reference to Exhibit 3.2a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2009).

4.1
Senior Indenture, dated as of October 7, 2010, between UIL Holdings Corporation and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

4.1a
First Supplemental Indenture, dated as of October 7, 2010, between UIL Holdings Corporation and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

4.1b	Form of 4.625% Note due 2020 of UIL Holdings Corporation (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

4.2
Indenture, dated as of August 1, 1991, from The United Illuminating Company to The Bank of New York, Trustee (incorporated herein by reference to Registration Statement of The United Illuminating Company on Form S-3, File No. 33-40169 effective August 12, 1991).

4.3
Note Purchase Agreement between The United Illuminating Company and the Purchasers named therein, dated July 29, 2008, for 6.46% Series A Senior Notes, 6.51% Series B Senior Notes, and 6.61% Series C Senior Notes (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on August 1, 2008).

4.4
Note Purchase Agreement between The United Illuminating Company and the Purchasers named therein, dated December 10, 2009, for 5.61% Senior Notes (incorporated herein by reference to Exhibit 4.3 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2009).

Exhibit No.	Description

4.5
Note Purchase Agreement between The United Illuminating Company and the Purchasers named therein, dated May 13, 2010, for 6.09% Senior Notes (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed with the Securities and Exchange Commission on May 14, 2010).

4.6
Note Purchase Agreement between The United Illuminating Company and the Purchasers named therein, dated January 30, 2012, for $31,000,000 2.98% Senior Notes, Series A, due January 30, 2019; $51,500,000 3.61% Senior Notes, Series B, due January 31, 2022; $34,000,000 3.61% Senior Notes, Series C, due January 31, 2022; $52,000,000 4.89% Senior Notes, Series D, due January 30, 2042 and $35,000,000 4.89% Senior Notes, Series E, due January 30, 2042 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on February 1, 2012).

4.7
Note Purchase Agreement between The United Illuminating Company and the Purchasers named therein, dated as of October 25, 2013, for $75,000,000 3.95% Senior Notes, Series F, due October 25, 2023 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on October 29, 2013).

4.8
Note Purchase Agreement between The Southern Connecticut Gas Company and the Purchasers named therein, dated August 29, 2011, for 3.88% and 5.39% Medium-Term Notes (incorporated herein by reference to Exhibit 4.10 to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

4.9
Thirty-First Supplemental Indenture between The Southern Connecticut Gas Company and U.S. Bank, National Association, dated November 1, 2008 (incorporated herein by reference to Exhibit 4.11 to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

4.10
Note Purchase Agreement between Connecticut Natural Gas Corporation and the Purchasers named therein, dated as of October 25, 2013, for $25,000,000 4.30% Medium-Term Notes, Series D, due October 25, 2028 and $20,000,000 5.23% Medium-Term Notes, Series D, due October 25, 2043 (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on October 29, 2013).

4.11
Note Purchase Agreement between The Berkshire Gas Company and the Purchasers named therein, dated as of October 25, 2013, for $15,000,000 5.33% Senior Notes, Series A, due December 10, 2043 (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on October 29, 2013).

10.1*
Employment Agreement, dated as of January 23, 2006, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 to Form 8‑K filed with the Securities and Exchange Commission on January 11, 2006).

10.1a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Exhibit 10.26a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

Exhibit No.	Description

10.2*
Amended and Restated Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.2a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Exhibit 10.14a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.3*
Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Exhibit 10.34 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

10.3a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Exhibit 10.34a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.4*
Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Exhibit 10.37 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.4a*
First Amendment, dated November 18, 2004, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Exhibit 10.37a to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.4b*
Second Amendment, dated November 28, 2005, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Exhibit 10.37b to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.4c*
Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Exhibit 10.37c to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.4d*
Fourth Amendment, dated March 4, 2011, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Exhibit 10.18d to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2011).

Exhibit No.	Description

10.5*
Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza (incorporated herein by reference to Exhibit 10.39 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.6*	Employment Agreement, dated March 19, 2004, between The United Illuminating Company and John J. Prete.

10.6a*	First Amendment, dated November 8, 2004, to Employment Agreement, dated as of March 19, 2004, between The United Illuminating Company and John J. Prete.

10.6b*	Second Amendment, dated August 4, 2008, to Employment Agreement, dated as of March 19, 2004, between The United Illuminating Company and John J. Prete.

10.7*	Employment Agreement, dated March 30, 2004, between The United Illuminating Company and Anthony Marone III.

10.7a*	First Amendment, dated November 8, 2004, to Employment Agreement, dated as of March 30, 2004, between The United Illuminating Company and Anthony Marone III.

10.7b*	Second Amendment, dated August 4, 2008, to Employment Agreement, dated as of March 19, 2004, between The United Illuminating Company and Anthony Marone III.

10.8*	Employment Agreement, dated June 20, 2005, between The United Illuminating Company and Diane Pivirotto.

10.8a*	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of June 20, 2005, between The United Illuminating Company and Diane Pivirotto.

10.9*
Amended and Restated UIL Holdings Corporation Change In Control Severance Plan II dated August 4, 2008 (incorporated herein by reference to Exhibit 10.28a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.10*
UIL Holdings Corporation Non‑Employee Directors Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.31 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2000).

10.11*
Non‑Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000 (incorporated herein by reference to Exhibit 10.19 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000).

10.12*
Non‑Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 16, 2008 (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012).

Exhibit No.	Description

10.13*
UIL Holdings Corporation Deferred Compensation Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.14*
UIL Holdings Corporation Deferred Compensation Plan Non-Grandfathered Benefits Provisions, as amended and restated effective dated January 1, 2013 (incorporated by reference to Exhibit 10.26 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012).

10.15*
The United Illuminating Company Supplemental Executive Retirement Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.43 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.16*
The United Illuminating Company Supplemental Executive Retirement Plan Non-Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.44 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.17*
UIL Holdings Corporation 2012 Non-Qualified Employee Stock Purchase Plan, as amended through April 10, 2012 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2012).

10.18*
UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan as Amended and Restated May 14, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2013).

10.18a*
Form of Annual Performance Share Agreement under the UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan, as amended and restated, dated May 14, 2013 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2013).

10.19
Amended and Restated Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company (incorporated herein by reference to Exhibit 10.5e to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003).

10.20
Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL‑CIO (incorporated herein by reference to Exhibit 10.2a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

10.20a
Supplemental Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL‑CIO (incorporated herein by reference to Exhibit 10.2b to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

Exhibit No.	Description

10.21
Agreement effective March 24, 2010, between The Southern Connecticut Gas Company and Local 12000, the United Steelworkers of America (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.22
Agreement effective December 1, 2009, between Connecticut Natural Gas Corporation and Local 12924, the Connecticut Independent Utility Workers (incorporated herein by reference to Exhibit 10.27 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.23
Agreement effective March 5, 2010, between The Berkshire Gas Company and Local 12325, the United Steelworkers, AFL-CIO-CLC (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.24
Agreement effective April 1, 2011, between the Connecticut Natural Gas Corporation and Local 380, the Utility Workers Union of America (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011).

10.25
$400,000,000 Amended and Restated Credit Agreement, dated as of November 30, 2011, among UIL Holdings Corporation, The United Illuminating Company and the other Borrowers from time to time parties thereto, as Borrowers, the banks named therein, JPMorgan Chase Bank, N. A. and Union Bank, N.A. as LC Banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4.12 to Form 8-K filed with the Securities and Exchange Commission on December 2, 2011).

10.26
$105,000,000 Credit Agreement, dated as of January 13, 2012, among The United Illuminating Company, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent and the banks named therein (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on January 17, 2012).

10.27
$100,000,000 Credit Agreement, dated October 31, 2012, among UIL Holdings Corporation, as borrower, JPMorgan Chase Bank, as Administrative Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2012).

21	List of Subsidiaries of UIL Holdings Corporation

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

Exhibit No.	Description

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 20, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the years ended December, 31 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

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

UIL HOLDINGS CORPORATION
Date: February 20, 2014	By:	/s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 20, 2014
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 20, 2014
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and	February 20, 2014
(Steven P. Favuzza)	Controller
(Principal Accounting Officer)

/s/ Thelma R. Albright	Director	February 20, 2014
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 20, 2014
(Arnold L. Chase)

/s/ Betsy Henley-Cohn	Director	February 20, 2014
(Betsy Henley-Cohn)

/s/ Suedeen G. Kelly	Director	February 20, 2014
(Suedeen G. Kelly)

/s/ John L. Lahey	Director	February 20, 2014
(John L. Lahey)

/s/ Daniel J. Miglio	Director	February 20, 2014
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 20, 2014
(William F. Murdy)

/s/ William B. Plummer	Director	February 20, 2014
(William B. Plummer)

/s/ Donald R. Shassian	Director	February 20, 2014
(Donald R. Shassian)

Schedule I – Condensed Financial Statements of Registrant

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(In Thousands except per share amounts)

	2013	2012	2011

Operating Revenues	$6,209	$4,193	$353

Operating Expenses
Operation and maintenance	844	639	548
Depreciation and amortization	3,842	2,530	306
Taxes - other than income taxes	562	156	10
Total Operating Expenses	5,248	3,325	864
Operating Income	961	868	(511)

Other Income and (Deductions), net	2,552	351	(1,609)

Interest Charges, net	23,735	23,292	22,784

Equity in earnings of subsidiaries	125,871	117,083	113,081

Income Before Income Taxes	105,649	95,010	88,177

Income Taxes	(9,668)	(8,691)	(11,533)

Net Income	115,317	103,701	99,710
Net Income Attributable to Noncontrolling Interest	52	64	54
Net Income Attributable to UIL Holdings	$115,265	$103,637	$99,656

Average Number of Common Shares Outstanding - Basic	52,415	50,831	50,609
Average Number of Common Shares Outstanding - Diluted	52,711	51,108	50,926

Earnings Per Share of Common Stock - Basic:	$2.20	$2.04	$1.96

Earnings Per Share of Common Stock - Diluted:	$2.18	$2.02	$1.95

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(In Thousands)

	2013	2012	2011

Net Income	$115,317	$103,701	$99,710
Other Comprehensive Income (Loss), net of deferred income taxes
Changes in unrealized gains(losses) related to pension and other post-retirement benefit plans	1,008	(90)	(576)
Other	(24)	16	35
Total Other Comprehensive Income (Loss), net of deferred income taxes	984	(74)	(541)
Comprehensive Income	116,301	103,627	99,169
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	52	64	54
Comprehensive Income Attributable to UIL Holdings	$116,249	$103,563	$99,115

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET
AS OF DECEMBER 31, 2013 AND 2012
(In Thousands)

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Unrestricted cash and temporary cash investments	$28,915	$115
Intercompany receivable	22,934	3,264
Deferred income taxes	19,927	2,145
Refundable taxes	13,337	24,101
Other	5,720	4,553
Total Current Assets	90,833	34,178

Investments in Subsidiaries	1,668,558	1,689,917

Net Property, Plant and Equipment	105,078	60,588

Other Assets	6,520	6,095

Total Assets	$1,870,989	$1,790,778

LIABILITIES AND CAPITALIZATION
Current Liabilities
Line of credit borrowings	$-	$157,000
Accounts payable	15,780	22,242
Dividends payable	24,392	21,887
Other	23,500	21,079
Total Current Liabilities	63,672	222,208

Deferred income taxes	1,035	-
Other Liabilities	5,558	4,934

Capitalization
Long-term debt, net of unamortized discount and premium	447,403	447,083

Net Common Stock Equity	1,353,321	1,116,553

Total Capitalization	1,800,724	1,563,636

Total Liabilities and Capitalization	$1,870,989	$1,790,778

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(In Thousands)

	2013	2012	2011

Net Cash provided by Operating Activities	$122,285	$89,875	$162,538

Cash Flows from Investing Activities
Acquisition of Gas Companies	-	-	11,211
Plant expenditures	(47,790)	(29,689)	(20,168)
Capital contributions to subsidiaries	-	(100,000)	(60,000)
Intercompany loan receivable	(8,000)	-	-
Other	-	304	18
Net Cash (used in) Investing Activities	(55,790)	(129,385)	(68,939)

Cash Flows from Financing Activities
Issuance of common stock	206,516	1,943	200
Payments on long-term debt	-	-	(49,286)
Line of credit borrowings (repayments), net	(157,000)	122,000	35,000
Payment of common stock dividend	(87,602)	(87,490)	(87,274)
Other	391	508	(107)
Net Cash provided by (used in) Financing Activities	(37,695)	36,961	(101,467)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	28,800	(2,549)	(7,868)
Balance at beginning of period	115	2,664	10,532
Balance at end of period	$28,915	$115	$2,664

Note 1.  Basis of Presentation

The accompanying condensed financial statements of UIL Holdings Corporation (parent) should be read in conjunction with the consolidated financial statements and notes thereto of UIL Holdings Corporation and subsidiaries ("Registrant") included in Part II, Item 8 of this Form 10-K.  UIL Holdings Corporation’s (parent) significant accounting policies are consistent with those of the Registrant.

Dividends Paid

UIL Holdings Corporation received dividend from subsidiaries of $140.5 million, $73.1 million and $174.5 million in 2013, 2012 and 2011, respectively.

Note 2.  Capitalization and Short-Term Credit Arrangements

See Notes to Consolidated Financial Statements in this Form 10-K for disclosure of Parent’s capitalization information as described in Note B “Capitalization” and of line of credit borrowings as described in Note D “Short-Term Credit Arrangements.”

Information regarding maturities of long-term debt are set forth below:

	2014	2015	2016	2017	2018 & thereafter
(In Thousands)
Maturities	$-	$-	$-	$-	$450,000

Note 3.  Related Party Transactions

Parent revenues from services provided to its subsidiaries are shown as operating revenues in the accompanying statements of income.  Intercompany Accounts Receivables and Payables at December 31, 2013 and 2012 are not material.

Note 4.  Contingencies

For a discussion of material contingencies see “Item 8.  Notes to Consolidating Financial Statements – Note J Commitments and Contingencies” in this Form 10-K.

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011
(Thousands of Dollars)

Col. A.	Col. B.	Col. C.	Col. D.		Col. E.		Col. F.
			Additions
	Balance at		Charged to	Charged to			Balance at
	Beginning	Acquired	Costs and	Other			End
Classification	of Period	Balance	Expenses	Accounts	Deductions		of Period

RESERVE DEDUCTION FROM ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible accounts (consolidated):
2013	$11,867	$-	$33,476	$-	$33,322	(A)	$12,021
2012	$10,939	$-	$36,850	$-	$35,922	(A)	$11,867
2011	$10,571	$-	$32,829	$-	$32,461	(A)	$10,939

(A) Accounts written off, net of recoveries