Form 10-K/A
period 2013-12-31
UIL HOLDINGS CORP
filed 2014-03-24
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to______

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

EXPLANATORY NOTE

UIL Holdings Corporation (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014 (the “Original Filing”). The purpose of this Amendment No. 1 is to the correct checkmarks in certain boxes on the cover of the Original Filing that were inadvertently incorrectly marked.

Specifically, (i) the third box, which discloses “whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,” should be marked with a “YES,” as the Registrant has filed all such reports, and (ii) the fifth box, which discloses whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained in the Annual Report, and will not be contained in definitive proxy or information statements, should be left blank, as there will be disclosure of a delinquent filer in the Registrant’s definitive proxy incorporated by reference in Part III.

No other revisions or amendments have been made to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.  Currently-dated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits are filed as a part of this amendment:

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UIL Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date: March 24, 2014	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer