Form 10-Q
period 2014-03-31
UIL HOLDINGS CORP
filed 2014-05-07
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
Yes ☐            No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of May 2, 2014 was 56,532,748.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2014	2013

Operating Revenues	$571,162	$548,039

Operating Expenses
Operation
Purchased power	53,130	38,489
Natural gas purchased	214,925	219,267
Operation and maintenance	92,877	89,259
Transmission wholesale	20,911	18,818
Depreciation and amortization (Note F)	40,318	50,107
Taxes - other than income taxes (Note F)	39,536	35,866
Acquisition-related expenses (Note A)	5,051	-
Total Operating Expenses	466,748	451,806
Operating Income	104,414	96,233

Other Income and (Deductions), net
Acquisition-related bridge facility fees (Note A)	(6,413)	-
Other income and (deductions) (Note F)	3,862	5,361
Total Other Income and (Deductions), net	(2,551)	5,361

Interest Charges, net
Interest on long-term debt	22,452	21,686
Other interest, net (Note F)	175	1,025
	22,627	22,711
Amortization of debt expense and redemption premiums	607	601
Total Interest Charges, net	23,234	23,312

Income from Equity Investments	3,386	3,812

Income Before Income Taxes	82,015	82,094

Income Taxes (Note E)	26,550	30,287

Net Income	55,465	51,807
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	13	16

Net Income attributable to UIL Holdings	$55,452	$51,791

Average Number of Common Shares Outstanding - Basic	56,779	50,888
Average Number of Common Shares Outstanding - Diluted	57,043	51,157

Earnings Per Share of Common Stock - Basic (Note A)	$0.98	$1.02

Earnings Per Share of Common Stock - Diluted (Note A)	$0.97	$1.01

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2014	2013

Net Income	$55,465	$51,807
Other Comprehensive Income (Loss), net of deferred income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	61	253
Other	12	(2)
Total Other Comprehensive Income (Loss), net of deferred income taxes	73	251
Comprehensive Income	55,538	52,058
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	13	16
Comprehensive Income Attributable to UIL Holdings	$55,525	$52,042

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2014	2013
Current Assets
Unrestricted cash and temporary cash investments	$137,372	$69,153
Restricted cash	2,179	2,046
Accounts receivable less allowance of $14,601 and 12,021, respectively	303,070	245,252
Unbilled revenues	85,474	93,050
Current regulatory assets (Note A)	326,262	332,391
Natural gas in storage, at average cost	32,831	79,917
Deferred income taxes	-	21,742
Refundable taxes	10,550	8,244
Current portion of derivative assets (Note A)	9,073	9,098
Prepayments	21,271	14,989
Other	10,909	12,122
Total Current Assets	938,991	888,004

Other investments
Equity investment in GenConn (Note A)	116,222	118,241
Other	26,120	26,348
Total Other investments	142,342	144,589

Net Property, Plant and Equipment (Note A)	3,084,168	3,068,680

Regulatory Assets (Note A)	637,784	703,739

Deferred Charges and Other Assets
Unamortized debt issuance expenses	14,852	15,518
Derivative assets (Note A)	30,868	44,349
Goodwill	266,205	266,205
Other	15,034	13,136
Total Deferred Charges and Other Assets	326,959	339,208

Total Assets	$5,130,244	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2014	2013
Current Liabilities
Current portion of long-term debt	$11,769	$11,834
Accounts payable	151,919	164,416
Dividends payable	24,392	24,392
Accrued liabilities	67,597	78,125
Current regulatory liabilities (Note A)	266,892	261,729
Taxes accrued	29,074	23,490
Deferred income taxes	9,434	-
Interest accrued	25,877	21,933
Current portion of derivative liabilities (Note A)	28,519	26,904
Total Current Liabilities	615,473	612,823

Deferred Income Taxes	560,585	540,542

Regulatory Liabilities (Note A)	465,755	445,092

Other Noncurrent Liabilities
Pension accrued	166,941	170,853
Other post-retirement benefits accrued	85,846	78,539
Derivative liabilities (Note A)	81,374	169,327
Other	46,166	49,047
Total Other Noncurrent Liabilities	380,327	467,766

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premiun	1,722,622	1,723,842

Preferred Stock, not subject to mandatory redemption	340	340

Common Stock Equity
Common stock	1,148,782	1,145,950
Paid-in capital	19,658	22,272
Retained earnings	216,102	185,058
Accumulated other comprehensive income (loss)	600	535
Net Common Stock Equity	1,385,142	1,353,815

Total Capitalization	3,108,104	3,077,997

Total Liabilities and Capitalization	$5,130,244	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$55,465	$51,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,925	50,708
Deferred income taxes	22,854	(12,500)
Allowance for funds used during construction (AFUDC) - equity	(2,550)	(2,537)
Stock-based compensation expense (Note A)	2,471	2,263
Pension expense	7,835	12,041
Undistributed (earnings) losses in equity investments	(3,388)	(3,812)
Regulatory activity, net	35,691	73,769
Other non-cash items, net	2,875	(13,084)
Changes in:
Accounts receivable, net	(60,398)	(53,701)
Unbilled revenues	7,576	13,868
Natural gas in storage	47,086	51,108
Prepayments	(6,282)	(8,709)
Cash distribution from GenConn	3,271	-
Accounts payable	9,478	(20,850)
Interest accrued	3,944	2,308
Taxes accrued/refundable, net	3,278	46,097
Accrued liabilities	(12,768)	(18,966)
Accrued pension	(10,413)	(34,167)
Accrued other post-employment benefits	5,973	(2,745)
Other assets	418	(1,086)
Other liabilities	3,047	341
Total Adjustments	100,923	80,346
Net Cash provided by Operating Activities	156,388	132,153

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(64,692)	(74,637)
Cash distributions from GenConn	2,134	-
Changes in restricted cash	(133)	967
Deposits in New England East West Solution (NEEWS) (Note C)	(1,044)	-
Other	-	39
Net Cash provided by (used in) Investing Activities	(63,735)	(73,631)

Cash Flows from Financing Activities
Line of credit borrowings (repayments), net	-	(34,000)
Payment of common stock dividend	(24,421)	(21,887)
Other	(13)	355
Net Cash provided by (used in) Financing Activities	(24,434)	(55,532)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	68,219	2,990
Balance at beginning of period	69,153	17,857
Balance at end of period	137,372	20,847

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$11,285	$24,619
Plant expenditures funded by deposits in NEEWS	$-	$(18,469)
Deposits in New England East West Solution (NEEWS)	$-	$18,469

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in UIL Holdings Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended.  References in this Quarterly Report on Form 10-Q to "UIL Holdings” “we,” “our,” and “us” refer to UIL Holdings Corporation and its consolidated subsidiaries.

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

Basis of Presentation

The financial statements of UIL Holdings are prepared on a consolidated basis and therefore include the accounts of UIL Holdings’ majority-owned subsidiaries noted above.  Intercompany accounts and transactions have been eliminated in consolidation.  The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  We believe that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in our opinion, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three-month period ended March 31, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

Certain immaterial amounts that were reported in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Philadelphia Gas Works

On March 2, 2014, we entered into an Asset Purchase Agreement (Asset Purchase Agreement) with the City of Philadelphia pursuant to which UIL Holdings, through a wholly-owned subsidiary, will acquire the operating assets and assume certain liabilities of Philadelphia Gas Works (PGW) for an initial purchase price of $1.86 billion, subject to adjustment (the Acquisition).

The Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approvals from the Philadelphia City Council and the Pennsylvania Public Utility Commission.  The Asset Purchase Agreement also contains termination provisions, including the right by either UIL Holdings or the City of Philadelphia to terminate the Asset Purchase Agreement if the Acquisition has not been consummated prior to March 31, 2015, subject to certain extension rights.  We may also terminate the Asset Purchase Agreement if the Philadelphia City Council has not enacted an ordinance approving the Acquisition by July 15, 2014, and the Asset Purchase Agreement will terminate automatically on December 31, 2014, if the Philadelphia City Council has not enacted an ordinance approving the Acquisition.  Subject to the approvals noted above, we expect to close the Acquisition by the end of the first quarter of 2015.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of March 31, 2014, UIL Holdings incurred pre-tax acquisition-related expenses of approximately $11.5 million, $5.1 million of which represents legal, investment banking, and due diligence costs that are included in operating expenses and $6.4 million of which is a fee associated with a Bridge Term Loan Agreement (Bridge Facility) that is included in other income and (deductions) in the Consolidated Statement of Income.  See Note (D) “Short-Term Credit Arrangements” for additional information about the Bridge Facility.

Derivatives

Our regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
	(In Thousands)
Gross derivative assets:
Current Assets	$9,073	$9,098
Deferred Charges and Other Assets	$30,868	$44,349

Gross derivative liabilities:
Current Liabilities	$28,519	$26,976
Noncurrent Liabilities	$81,374	$169,327

Contracts for Differences (CfDs)

Pursuant to Connecticut’s 2005 Energy Independence Act, the Connecticut Public Utilities Regulatory Authority (PURA) solicited bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between the selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, PURA required that UI and The Connecticut Light and Power Company (CL&P) execute long-term contracts with the selected resources.  In August 2007, PURA approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  UI executed two of the contracts and CL&P executed the other two contracts.  The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of March 31, 2014, UI has recorded a gross derivative asset of $39.9 million ($3.4 million of which is related to UI’s portion of CL&P’s derivative assets), a regulatory asset of $71.1 million, a gross derivative liability of $108.1 million ($62.5 million of which is related to UI’s portion of CL&P’s derivative liabilities) and a regulatory liability of $2.9 million  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The unrealized (gains) and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)

Regulatory Assets - Derivative liabilities	$(71,619)	$(8,165)

Regulatory Liabilities - Derivative assets	$(2,942)	$-

The increased unrealized gains in the three-month periods ended March 31, 2014 compared to March 31, 2013 are primarily due to increases in forward pricing.

Weather Insurance Contracts

On an annual basis, SCG and Berkshire each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company; in addition, under certain of the contracts, if temperatures are colder than normal at a prescribed level for the contract period, the gas company is required to make a payment.  The premiums paid are amortized over the terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).  As a result of PURA’s approval of a decoupling mechanism for CNG which went into effect in January 2014, CNG did not enter into a weather insurance contract for 2014.

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, Berkshire will receive a payment, up to a maximum of $1 million; however, if temperatures are colder than normal, Berkshire will make a payment of up to a maximum of $0.2 million.  The intrinsic value of the contract, which is carried on the balance sheet as a derivative liability, totaled $0.2 million at March 31, 2014.

In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, SCG will receive a payment, up to a maximum of $3 million; however, if temperatures are colder than normal, SCG will make a payment of up to a maximum of $2 million.  The intrinsic value of the contract, which is carried on the balance sheet as a derivative liability, totaled $1.5 million at March 31, 2014.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three-month periods ended March 31, 2014 and 2013:

	2014	2013
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$55,452	$51,791
Less: Net income allocated to unvested units	30	71
Net income attributable to common shareholders	$55,422	$51,720

Denominator:
Basic average number of shares outstanding	56,779	50,888
Effect of dilutive securities (1)	264	269
Diluted average number of shares outstanding	57,043	51,157

Earnings per share:
Basic	$0.98	$1.02
Diluted	$0.97	$1.01

(1)  Includes unvested restricted stock and performance shares.

Equity Investments

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $116.2 million and $118.2 million as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014, there was approximately $0.2 million of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $3.4 million and $3.8 million for the three-month periods ending March 31, 2014 and 2013, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  During the three-month period ending March 31, 2014, UI received cash distributions from GenConn of approximately $5.4 million.  UI did not receive any cash distributions from GenConn during the three month period ended March 31, 2013.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

Unless otherwise stated below, all of our regulatory assets earn a return.  Our regulatory assets and liabilities as of March 31, 2014 and December 31, 2013 included the following:

	Remaining	March 31,	December 31,
	Period	2014	2013
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$238,868	$238,868
Unamortized redemption costs	7 to 19 years	11,101	11,301
Pension and other post-retirement benefit plans	(b)	318,204	316,076
Environmental remediation costs	3 years	15,444	14,953
Hardship programs	(c)	21,696	25,019
Debt premium	1 to 24 years	32,809	34,178
Deferred purchased gas	(d)	-	2,556
Income taxes due principally to book-tax differences	(m)	151,190	149,015
Deferred income taxes	(e)	41,935	32,517
Contracts for differences	(f)	71,116	142,743
Excess generation service charge	(g)	11,542	6,909
Deferred transmission expense	(h)	8,719	9,615
Storm Costs	(i)	14,573	14,752
Other	(j)	26,849	37,628
Total regulatory assets		964,046	1,036,130
Less current portion of regulatory assets		326,262	332,391
Regulatory Assets, Net		$637,784	$703,739

Regulatory Liabilities:
Accumulated deferred investment tax credits	29 years	$4,428	$4,465
Income taxes due principally to book-tax differences	(m)	200,674	200,673
Deferred gain on sale of property	(a)	37,933	37,933
Middletown/Norwalk local transmission network service collections	35 years	21,258	21,402
Pension and other post-retirement benefit plans	6 years	26,094	27,686
Asset retirement obligation	(k)	6,793	5,593
Low income programs	(l)	28,488	25,300
Asset removal costs	(j)	325,375	319,530
Deferred income taxes	(e)	24,276	43,421
Contracts for differences	(f)	2,942	-
Deferred purchased gas	(d)	3,537	-
Non-firm margin sharing credits	10 years	24,667	-
Other	(j)	26,182	20,818
Total regulatory liabilities		732,647	706,821
Less current portion of regulatory liabilities		266,892	261,729
Regulatory Liabilities, Net		$465,755	$445,092

a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery and stranded cost amortization are complete.  The remaining balances are fully offset by amounts primarily included in income taxes, due principally to book-tax differences.  As a result of the outcome of UI’s 2013 distribution rate request, PURA approved UI’s proposed rate treatment to leave CTA rates unchanged until January 1, 2014 at which point the charge ended.  The remaining balances will be extinguished upon the completion of the final reconciliation hearing in 2014 and have been reclassified to current regulatory assets and liabilities on the balance sheet.
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
(j) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes decoupling ($6.6 million) and certain other amounts that are not currently earning a return.  See Note (C) “Regulatory Proceedings for a discussion of the decoupling recovery period.
(k) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(l) Various hardship and payment plan programs approved for recovery.
(m) Amortization period and/or balance vary depending on the nature and/or remaining life of the underlying assets/liabilities; balances contain regulatory liabilities related to the CTA as well as regulatory assets not related to the CTA.  Due to the end of the CTA charge, the CTA regulatory liabilities are classified as current regulatory liabilities and the regulatory assets not related to the CTA are reclassified as long-term regulatory assets.

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), a target amount of 123,940 performance shares were granted to certain members of management in March 2014; the average of the high and low market prices on the grant date, which approximates fair value, was $35.87 per share.

Also in March 2014, we granted a total of 2,196 shares of restricted stock to our President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant, which approximates fair value, was $35.87 per share.  Such shares vest in equal annual installments over a five-year period.

Total stock-based compensation expense for the three-month periods ended March 31, 2014 and 2013 was $2.5 million and $2.3 million, respectively.

Variable Interest Entities

We have identified GenConn as a variable interest entity (VIE), which is accounted for under the equity method.  UIL Holdings is not the primary beneficiary of GenConn, as defined in ASC 810 “Consolidation,” because it shares control of all significant activities of GenConn with its joint venturer, NRG affiliates.  As such, GenConn is not subject to consolidation.  GenConn recovers its costs through CfDs, which are cost of service-based and have been approved by PURA.  As a result, with the achievement of commercial operation by GenConn Devon and GenConn Middletown, our exposure to loss is primarily related to the potential for unrecovered GenConn operating or capital costs in a regulatory proceeding, the effect of which would be reflected in the carrying value of our 50% ownership position in GenConn and through “Income from Equity Investments” in UIL Holdings’ Consolidated Financial Statements.  Such exposure to loss cannot be determined at this time.  For further discussion of GenConn, see “–Equity Investments” as well as Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Equity Investment in Peaking Generation.”

We have identified the selected capacity resources with which UI has CfDs as VIEs and have concluded that UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these capacity resources.   As such, we have not consolidated the selected capacity resources.  UI’s maximum exposure to loss through these agreements is limited to the settlement amount under the CfDs as described in “–Derivatives – Contracts for Differences (CfDs)” above.  UI has no requirement to absorb additional losses nor has UI provided any financial or other support during the periods presented that were not previously contractually required.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

We have identified the entities for which UI is required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) as VIEs.  In assessing these contracts for VIE identification and reporting purposes, we have aggregated the contracts based on similar risk characteristics and significance to UI.  UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these entities.  UI’s exposure to loss is primarily related to the purchase and resale of the RECs, but, any losses incurred are recoverable through electric rates.  For further discussion of RECs, see Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – New Renewable Source Generation.”

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 56,532,748 shares of its common stock, no par value, outstanding at March 31, 2014.

Preferred Stock of Subsidiaries, Noncontrolling Interests

The preferred stock of subsidiaries is a noncontrolling interest because it contains a feature that allows the holders to elect a majority of the subsidiary’s board of directors if preferred stock dividends are in default in an amount equivalent to four full quarterly dividends.  Such a potential redemption-triggering event is not solely within the control of the subsidiary.

CNG has one 8.00% non-callable series of cumulative preferred stock outstanding with a par value of $3.125 per share.  As of March 31, 2014, there were 108,706 shares issued and outstanding with a value of approximately $0.3 million and 775,609 shares authorized but unissued.

On February 3, 2014, CTG Resources, Inc., CNG’s parent company, announced an offer to purchase all of the issued and outstanding shares of CNG’s $3.125 Par Preferred Stock for a purchase price of $7.50 per share.  The offer to purchase, which originally expired on March 4, 2014, has been extended to May 14, 2014 at an increased price of $10.25 per share, subject to the valid tender of at least two-thirds of the shares outstanding.

(C)  REGULATORY PROCEEDINGS

Electric Distribution and Transmission

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  On August 14, 2013, PURA issued a decision (the August Decision) which became effective on that date and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the establishment of the requested storm reserve.  Additionally, the August Decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, we recorded a one-time pre-tax write off of $17.5 million related to UI in the third quarter of 2013.

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  PURA’s final determination on the timing of recovery of the remaining storm regulatory asset, if any, after applying the revenue from the 2010 and 2012 earnings sharing along with the excess CTA revenue collections is expected in the second half of 2014.  As of March 31, 2014, UI’s storm regulatory asset totaled approximately $14.6 million.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2014 and for 80% of its standard service load for the second half of 2014.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of March 31, 2014 UI would have had to post an aggregate of approximately $12 million in collateral.

New Renewable Source Generation

Under Connecticut Public Act No. 11-80, “An Act Concerning the Establishment of the Department of Energy and Environmental Protection and Planning for Connecticut's Energy Future” (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase RECs from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI would develop up to 10 MW of renewable generation.  The costs for this program would be recovered on a cost of service basis.  In its approval, PURA established a base ROE to be calculated as the greater of:  (A) the current UI authorized distribution ROE plus 25 basis points and (B) the current authorized distribution ROE for CL&P, less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.

Section 6 of Connecticut Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” (PA 13-303), authorized DEEP to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from Class I renewable resources in a quantity of up to 4% of the electric distribution companies’ distribution load.  On July 8, 2013, DEEP issued a request for proposals (RFP), and directed UI and CL&P to enter into power purchase agreements with the winning bidders.  On September 19, 2013, UI entered into contracts with two of the winning bidders, totaling approximately 3.5% of UI’s distribution load, which were subsequently approved by PURA.  Costs of each of these agreements will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder in the RFP, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  UI is not a party to the litigation.

Section 8 of PA 13-303 authorized DEEP to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  In January 2014, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

production from biomass plants in New England as directed by DEEP.  The contracts are currently pending PURA approval.  PA 13‑303 provides that costs of any such agreements will be fully recoverable through electric rates.

Transmission

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  For 2014, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.1% to 12.3%.

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

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective December 27, 2012.  The transmission owners filed an answer and request for dismissal in January 2013, including opposition to the establishment of a second 15 month refund period, because the complaint seeks substantially the same relief against the same respondents but for a different 15 month period as the pending complaint of governmental entities.  The complainants filed their answer to the transmission owners’ answer in February 2013.  UI is unable to predict the outcome of this proceeding at this time.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which was fully energized in November 2013, (2) the Interstate Reliability Project, which is expected to be placed in service in late 2015 and (3) the Greater Hartford Central Connecticut Study (GHCC), which includes the reassessment of the Central Connecticut Reliability Project.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in the first half of 2014.

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

As of March 31, 2014, UI had made aggregate deposits of $36.1 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.3 million and $0.6 million in the three-month periods ended March 31, 2014 and 2013, respectively.  In May 2014, UI made an additional deposit of approximately $0.7 million.

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

Gas Distribution

Rates

The allowed returns on equity established by PURA are 9.18% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.  In response to a letter from the DPU requesting that Berkshire notify the DPU when Berkshire expected to file its next base distribution rate case and the test year for the filing, Berkshire responded that calendar year 2014 would be the earliest test year for a base rate case, and with such a test year a case would be filed by approximately May 15, 2015 with rates to be effective April 1, 2016.

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.  On January 22, 2014, PURA issued a final decision, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval.  The Company is currently awaiting a response from PURA before submitting it to the Internal Revenue Service for ruling.  During the first quarter of 2014, the Office of Consumer Counsel appealed the decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.

(D)  SHORT‑TERM CREDIT ARRANGEMENTS

As of March 31, 2014, there were no borrowings outstanding under the existing revolving credit agreement among UIL Holdings, certain of its subsidiaries and a group of banks, that expires on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2014 and January 31, 2015.  Available credit under the UIL Holdings Credit Facility at March 31, 2014 totaled $395.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing its working capital requirements.

In connection with the Acquisition, on March 17, 2014, UIL Holdings and certain of its subsidiaries entered into an Amendment No. 1 to the UIL Holdings Credit Facility.  The purpose of the Amendment No. 1 was to address provisions that would be impacted by the Acquisition, including (i) amending the lien provisions to allow the existence of liens related to the Acquisition, (ii) amending the debt restrictions to allow UIL Holdings  to incur debt of up to $1.6 billion, subject to conditions and (iii) amending the debt covenant provisions to allow UIL Holdings and certain of its subsidiaries to maintain a ratio of Consolidated Debt to Consolidated Capital of not greater than 0.77 to 1.00, in connection with the Acquisition, subject to conditions.

On March 28, 2014, in connection with the Acquisition, UIL Holdings and its subsidiary, WGP Acquisition LLC (WGP), entered into a 364-day Bridge Term Loan Agreement (Bridge Facility) with a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent in an aggregate principal amount of up to $1.9 billion.  Under the Bridge Facility, UIL Holdings may borrow the full amount and WGP may borrow up to $950 million, subject to the aggregate limit of $1.9 billion.  UIL Holdings and WGP will be severally liable for their respective borrowings.  Any undrawn commitments under the Bridge Facility will automatically be terminated on the date of the closing of the Acquisition.  As of March 31, 2014, there were no amounts outstanding under the Bridge Facility.

(E) INCOME TAXES

Differences in the treatment of certain transactions for book and tax purposes cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate.  The annualized effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 33.4% and 36.9%, respectively.  The decrease in the effective tax rate is due primarily to the absence of non-normalized CTA amortization in 2014 as a result of the full amortization of these costs in 2013.

The combined statutory federal and significant state income tax rate for UIL Holdings for the three-month periods ended March 31, 2014 and 2013 was 40.9%

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F)  SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$31,988	$29,351
Amortization of regulatory assets	8,330	20,756
Total Depreciation and Amortization	$40,318	$50,107

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$22,714	$21,964
Local real estate and personal property	11,964	10,713
Payroll taxes	3,857	2,793
Other	1,001	396
Total Taxes - Other than Income Taxes	$39,536	$35,866

Other Income and (Deductions)
Interest income	$542	$764
Allowance for funds used during construction - equity	2,550	2,537
Allowance for funds used during construction - debt	1,410	2,370
Weather insurance	(1,906)	24
Other	1,266	(334)
Total Other Income and (Deductions)	$3,862	$5,361

(G)  PENSION AND OTHER BENEFITS

During the three-months ended March 31, 2014, we made pension contributions of approximately $7.7 million.  Additional contributions during the remainder of 2014 are expected to be approximately $15.3 million in the aggregate.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three ‑month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement Benefits
	2014		2013		2014		2013
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,896		$3,696		$404		$481
Interest cost	11,019		9,988		1,487		1,384
Expected return on plan assets	(13,560)		(12,863)		(700)		(648)
Amortization of:
Prior service costs	73		151		71		(13)
Actuarial loss	3,097		5,208		(172)		444
Net periodic benefit cost	$3,525		$6,180		$1,090		$1,648

Discount rate	4.90%-5.20%		4.00%-4.25%		4.85%-5.20%		4.00%-4.25%
Average wage increase	3.50%-3.80%		3.50%-3.80%		N/	A	N/	A
Return on plan assets	7.75%-8.00%		7.75%-8.00%		5.56%-8.00%		5.56%-8.00%
Composite health care trend rate (current year)	N/	A	N/	A	7.00%		7.50%
Composite health care trend rate (2018 forward)	N/	A	N/	A	5.00%		5.00%

N/A – not applicable

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(H)  RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for the three‑month periods ended March 31, 2014 and 2013 totaled $0.5 million and $0.4 million, respectively.

(J)  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are involved in various proceedings, including legal, tax, regulatory and environmental matters, which require management’s assessment to determine the probability of whether a loss will occur and, if probable, an estimate of probable loss.  When assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated, we accrue a reserve and disclose the reserve and related matter.  We disclose material matters when losses are probable but for which an estimate cannot be reasonably estimated or when losses are not probable but are reasonably possible.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances and any resulting need to adjust existing reserves or record additional reserves.  However, given the inherent unpredictability of these legal and regulatory proceedings, we cannot assure you that our assessment of such proceedings will reflect the ultimate outcome, and an adverse outcome in certain matters could have a material adverse effect on our results of operations or cash flows.

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company, an inactive nuclear generating company (Connecticut Yankee), the carrying value of which was $0.1 million as of March 31, 2014.  Connecticut Yankee has completed the physical decommissioning of its generation facilities and is now engaged primarily in groundwater monitoring and in the long-term storage of its spent nuclear fuel. Connecticut Yankee collects its costs through wholesale FERC-approved rates from UI and several other New England utilities.  UI recovers these costs from its customers through retail rates.

On May 1, 2013, Connecticut Yankee filed an application with FERC to, among other things, reduce its rates and eliminate future decommissioning funding requirements for its owners, using the United States Department of Energy (DOE) damage award, discussed below.  On June 27, 2013, FERC issued a final decision which approved both the proposed rate reduction and the elimination of future decommissioning funding requirements.  As a result, UI’s obligation and corresponding regulatory asset were eliminated at that time.

DOE Spent Fuel Litigation

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 spent fuel and high level waste disposal contract between Connecticut Yankee and the DOE.  In September 2010, the court issued its decision and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001, which was affirmed in May 2012.  Connecticut Yankee received payment of the damage award and, in light of its ownership share, in July 2013 UI received approximately $3.8 million of such award was credited back to customers through the CTA.

In December 2007, Connecticut Yankee filed a second set of complaints with the United States Court of Federal Claims against the DOE seeking damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In November 2013, the court issued a final judgment, which was not appealed, awarding Connecticut Yankee damages of $126.3 million.  In light of its ownership share, UI expects to receive approximately $12.0 million of such award in the first half of 2014 which would be refunded to customers.

In August 2013, Connecticut Yankee filed a third set of complaints with the United States Court of Federal Claims against the DOE seeking unspecified damages incurred since January 1, 2009.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Environmental Matters

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, climate change and electric and magnetic fields, we may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, as well as additional operating expenses.  The total amount of these expenditures is not now determinable.  Environmental damage claims may also arise from the operations of our subsidiaries.  Significant environmental issues known to us at this time are described below.

Site Decontamination, Demolition and Remediation Costs

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of March 31, 2014, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act, which was denied without prejudice.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

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

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

recorded in respect of these sites as of March 31, 2014 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  We cannot presently reasonably estimate the costs or range of costs of remediation or the likelihood of recoverability.  As a result, as of March 31, 2014, we have not recorded any liabilities related to these properties.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  We estimate that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will amount to approximately $2.9 million and have recorded a liability and offsetting regulatory asset for such expenses as of March 31, 2014.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party for the site by the EPA in 1990.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of March 31, 2014, we had accrued approximately $1.2 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed lawsuits in Connecticut state court on September 22, 2009, March 23, 2009 and January 25, 2010, respectively.  The claims, as revised by the general contractor in October 2011, sought payment for change order requests of approximately $33.3 million, a 10% general contractor mark-up on any approved subcontractor change order claims (approximately $2.3 million), interest, costs, and attorneys' fees.  In December 2011, UI settled claims brought by the two subcontractors and their respective lawsuits were dismissed with prejudice, reducing UI’s estimate of the general contractor’s claims to approximately $7.7 million, exclusive of the contractor’s claims for interest, costs, and attorneys’ fees.    UI also pursued an indemnification claim against the general contractor for the payments made in settlement to the two subcontractors.

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

On April 30, 2013, an affiliate of the general contractor for the Middletown/Norwalk Transmission Project, purporting to act as a shareholder on behalf of UIL Holdings, filed a complaint against the UIL Holdings Board of Directors alleging that the directors breached a fiduciary duty by failing to undertake an independent investigation in response to a letter from the affiliate asking for an investigation regarding alleged improper practices by UI in connection with the Middletown/Norwalk Transmission Project.  On October 25, 2013, the court granted the defendants’ motion to dismiss the complaint. On November 15, 2013, the plaintiff filed an appeal of the court order in the Connecticut Appellate Court, which remains pending.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(K) FAIR VALUE MEASUREMENTS

As required by ASC 820 “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables set forth the fair value of our financial assets and liabilities, other than pension benefits and other postretirement benefits, as of March 31, 2014 and 2013.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014	(In Thousands)
Assets:
Derivative assets	$-	$-	$39,941	$39,941
Noncurrent investments available for sale	11,318	-	-	11,318
Deferred Compensation Plan	3,371	-	-	3,371
Supplemental retirement benefit trust life insurance policies	-	7,976	-	7,976
	$14,689	$7,976	$39,941	$62,606

Liabilities:
Derivative liabilities	$-	$-	$108,166	$108,166
Long-term debt	-	1,901,438	-	1,901,438
	$-	$1,901,438	$108,166	$2,009,604

Net fair value assets/(liabilities), March 31, 2014	$14,689	$(1,893,462)	$(68,225)	$(1,946,998)

December 31, 2013
Assets:
Derivative assets	$-	$-	$53,447	$53,447
Noncurrent investments available for sale	11,148	-	-	11,148
Deferred Compensation Plan	3,775	-	-	3,775
Supplemental retirement benefit trust life insurance policies	-	7,898	-	7,898
	$14,923	$7,898	$53,447	$76,268

Liabilities:
Derivative liabilities	$-	$-	$196,233	$196,233
Long-term debt	-	1,846,867	-	1,846,867
	$-	$1,846,867	$196,233	$2,043,100

Net fair value assets/(liabilities), December 31, 2013	$14,923	$(1,838,969)	$(142,786)	$(1,966,832)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2014 or December 31, 2013 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

		Range at	Range at
	Unobservable Input	March 31, 2014	December 31, 2013

Contracts for differences	Risk of non-performance	0.00% - 0.69%	0.00% - 0.62%
	Discount rate	1.73% - 2.88%	1.75% - 3.21%
	Forward pricing ($ per MW)	$2.95 - $14.59	$1.40 - $9.83

Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of March 31, 2014 and December 31, 2013 in the active markets for the various funds within which the assets are held.

Long-term debt is carried at cost on the consolidated balance sheet.  The fair value of long-term debt as displayed in the table above is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the three-month period ended March 31, 2014.

Three Months Ended
March 31, 2014
(In Thousands)

Net derivative assets/(liabilities), December 31, 2013	$(142,786)
Unrealized gains and (losses), net
Included in earnings	-
Included in regulatory assets/(liabilities)	74,561
Settlements	-
Net derivative assets/(liabilities), March 31, 2014	$(68,225)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of March 31, 2014	$74,561

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the three-month period ended March 31, 2014.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Three Months Ended
March 31, 2014
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2013	$142,786
Unrealized (gains) and losses, net	(74,561)
Net regulatory assets/(liabilities), March 31, 2014	$68,225

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)  SEGMENT INFORMATION

UIL Holdings is organized into Electric Distribution, Electric Transmission and Gas Distribution reporting segments based on several factors including, but not limited to, the nature of each segment’s products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in our Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of our non‑utility activities and unallocated corporate costs, including minority interest investments and administrative costs.  Revenues from inter‑segment transactions are not material.  All of our revenues are derived in the United States.

(In Thousands)
	Three months ended March 31, 2014
	Electric Distribution and Transmission			Gas Distribution
	Distribution	Transmission	Total		Other	Total
Operating Revenues	$145,189	$58,788	$203,977	$367,185	$-	$571,162
Purchased power and gas	53,130	-	53,130	214,925	-	268,055
Operation and maintenance	45,817	10,581	56,398	39,656	(3,177)	92,877
Transmission wholesale	-	20,911	20,911	-	-	20,911
Depreciation and amortization	12,063	4,225	16,288	21,748	2,282	40,318
Taxes - other than income taxes	12,861	8,352	21,213	17,640	683	39,536
Acquisition-related expenses	-	-	-	-	5,051	5,051
Operating Income	21,318	14,719	36,037	73,216	(4,839)	104,414

Other Income and (Deductions), net	3,186	983	4,169	(981)	(5,739)	(2,551)

Interest Charges, net	7,832	3,204	11,036	6,763	5,435	23,234

Income from Equity Investments	3,386	-	3,386	-	-	3,386

Income (Loss) Before Income Taxes	20,058	12,498	32,556	65,472	(16,013)	82,015

Income Taxes	6,102	3,852	9,954	26,417	(9,821)	26,550
Net Income (Loss)	13,956	8,646	22,602	39,055	(6,192)	55,465
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	13	-	13
Net Income (Loss) attributable to UIL Holdings	$13,956	$8,646	$22,602	$39,042	$(6,192)	$55,452

Total Capital Expenditures (1)	$-	$-	$33,787	$19,859	$11,046	$64,692

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)  SEGMENT INFORMATION (Continued)

(In Thousands)
	Three months ended March 31, 2013
	Electric Distribution and Transmission			Gas Distribution
	Distribution	Transmission	Total		Other	Total
Operating Revenues	$141,506	$56,208	$197,714	$350,291	$34	$548,039
Purchased power and gas	38,489	-	38,489	219,267	-	257,756
Operation and maintenance	45,099	10,958	56,057	34,525	(1,323)	89,259
Transmission wholesale	-	18,818	18,818	-	-	18,818
Depreciation and amortization	22,396	3,927	26,323	22,789	995	50,107
Taxes - other than income taxes	12,139	7,311	19,450	16,196	220	35,866
Operating Income	23,383	15,194	38,577	57,514	142	96,233

Other Income and (Deductions), net	4,089	1,415	5,504	(857)	714	5,361

Interest Charges, net	6,940	3,128	10,068	7,196	6,048	23,312

Income from Equity Investments	3,812	-	3,812	-	-	3,812

Income (Loss) Before Income Taxes	24,344	13,481	37,825	49,461	(5,192)	82,094

Income Taxes	9,898	4,782	14,680	17,984	(2,377)	30,287
Net Income (Loss)	14,446	8,699	23,145	31,477	(2,815)	51,807
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	16	-	16
Net Income (Loss) attributable to UIL Holdings	$14,446	$8,699	$23,145	$31,461	$(2,815)	$51,791

Total Capital Expenditures (1)	$-	$-	$47,356	$17,064	$10,217	$74,637

	Electric Distribution and Transmission (2)			Gas Distribution (3)
	Distribution	Transmission	Total		Other	Total (3)
Total Assets at March 31, 2014	$-	$-	$2,917,546	$2,138,608	$74,090	$5,130,244

Total Assets at December 31, 2013	$-	$-	$2,950,707	$2,010,246	$183,267	$5,144,220

(1)	Information for segmenting total capital expenditures between Distribution and Transmission is not available. Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.
(2)	Information for segmenting total assets between Distribution and Transmission is not available. Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column. Net plant in service is segregated by segment and, as of March 31, 2014, was $1,202.6 million and $660.7 million for Distribution and Transmission, respectively. As of December 31, 2013, net plant in service was $1,181.1 million and $656.0 million for Distribution and Transmission, respectively.
(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of March 31, 2014 and December 31, 2013.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets (particularly as they affect the terms on which we can issue equity securities or incur borrowings in connection with the pending acquisition of the operating assets and certain liabilities of Philadelphia Gas Works), legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, the expected timing and likelihood of completion of the pending acquisition, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending acquisition that could reduce anticipated benefits or cause the parties to abandon the transaction, the allocation of personnel and resources to the pending acquisition during this time period, as well as the ability to successfully integrate the businesses, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of our subsidiaries.  All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.  New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The foregoing and other factors are discussed and should be reviewed in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and other subsequent filings with the Securities and Exchange Commission.

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

UI is also party to a 50-50 joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), operates two peaking generation plants in Connecticut.

Philadelphia Gas Works

On March 2, 2014, UIL Holdings entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with the City of Philadelphia pursuant to which UIL Holdings, through a wholly-owned subsidiary, will acquire operating assets and assume certain liabilities of Philadelphia Gas Works (PGW) for an initial purchase price of $1.86 billion, subject to adjustment (Acquisition).

The Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approvals from the Philadelphia City Council and the Pennsylvania Public Utility Commission.  The Asset Purchase Agreement contains representations and warranties customary for transactions of this type.  Under the Asset Purchase Agreement, we agreed to (1) submit an economic opportunity plan to the City of Philadelphia, (2) establish an advisory board for the PGW operations, a substantial majority of members of which must be residents of Philadelphia, and (3) increase the size of our board of directors by one and appoint a resident of Philadelphia, selected after consultation with the City of Philadelphia, to our board.  In connection with the Acquisition, we also committed to maintain the base rates and discount programs currently mandated by the Pennsylvania Public Utility Commission, and to maintain the headquarters of the PGW operations in Philadelphia, both for three years.  We have also committed to establish dual corporate headquarters in New Haven and Philadelphia.

In addition, the Asset Purchase Agreement contains certain provisions related to PGW employees, including requirements that we maintain a certain number of employees in Philadelphia for three years and provide a mirror

Index
pension plan and benefits for PGW employees on the same terms as under current City of Philadelphia pension and benefit plans until at least May 15, 2015.

Among other termination rights under the Asset Purchase Agreement, either UIL Holdings or the City of Philadelphia may terminate the Asset Purchase Agreement if the Acquisition has not been consummated prior to March 31, 2015, provided that, subject in each case to the satisfaction of certain conditions, either UIL Holdings or the City of Philadelphia may extend the Asset Purchase Agreement for one month and, thereafter, we may extend the Asset Purchase Agreement for two additional months on a month-to-month basis.  We may also terminate the Asset Purchase Agreement if the Philadelphia City Council has not enacted an ordinance approving the Acquisition by July 15, 2014, and the Asset Purchase Agreement will terminate automatically on December 31, 2014, if the Philadelphia City Council has not enacted an ordinance approving the Acquisition.  We expect to close the Acquisition by the end of the first quarter of 2015.

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

Rates

On February 15, 2013, UI filed an application to amend its existing distribution rate schedules for two rate years.  On August 14, 2013, PURA issued a decision (the August Decision) which became effective on that date and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the establishment of the requested storm reserve.  Additionally, the August Decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, we recorded a one-time pre-tax write off of $17.5 million related to UI in the third quarter of 2013.

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  PURA’s final determination on the timing of recovery of the remaining storm regulatory asset, if any, after applying the revenue from the 2010 and 2012 earnings sharing along with the excess CTA revenue collections is expected in the second half of 2014.  As of March 31, 2014, UI’s storm regulatory asset totaled approximately $14.6 million.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2014 and for 80% of its standard service load for the second half of 2014.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have

Index
to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of March 31, 2014 UI would have had to post an aggregate of approximately $12 million in collateral.

New Renewable Source Generation

Under Connecticut Public Act No. 11-80, “An Act Concerning the Establishment of the Department of Energy and Environmental Protection and Planning for Connecticut's Energy Future” (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from small renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI would develop up to 10 MW of renewable generation.  The costs for this program would be recovered on a cost of service basis.  In its approval, PURA established a base ROE to be calculated as the greater of:  (A) the current UI authorized distribution ROE plus 25 basis points and (B) the current authorized distribution ROE for CL&P, less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.

Section 6 of Connecticut Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” (PA 13-303), authorized DEEP to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from Class I renewable resources in a quantity of up to 4% of the electric distribution companies’ distribution load.  On July 8, 2013, DEEP issued a request for proposals (RFP), and directed UI and CL&P to enter into power purchase agreements with the winning bidders.  On September 19, 2013, UI entered into contracts with two of the winning bidders, totaling approximately 3.5% of UI’s distribution load, which were subsequently approved by PURA.  Costs of each of these agreements will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder in the RFP, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  UI is not a party to the complaint.

Section 8 of PA 13-303 authorized DEEP to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  In January 2014, UI entered into three long-term contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England, as directed by DEEP.  The contracts are currently pending PURA approval.  PA 13‑303 provides that costs of any such agreements will be fully recoverable through electric rates.

Transmission

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2014, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.1% to 12.3%.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a joint complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective for the period of October 1, 2011 through December 31, 2012.  A 25 basis point change in the weighted-

Index
average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.

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

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective December 27, 2012.  The transmission owners filed an answer and request for dismissal in January 2013, including opposition to the establishment of a second 15 month refund period, because the complaint seeks substantially the same relief against the same respondents but for a different 15 month period as the pending complaint of governmental entities.  The complainants filed their answer to the transmission owners’ answer in February 2013.  UI is unable to predict the outcome of this proceeding at this time.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, which was fully energized in November 2013, (2) the Interstate Reliability Project, which is expected to be placed in service in late 2015 and (3) the Greater Hartford Central Connecticut Study (GHCC), which includes the reassessment of the Central Connecticut Reliability Project.  GHCC transmission solutions are being considered and a set of preferred solutions are expected to be identified by ISO-NE in the first half of 2014.

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

As of March 31, 2014, UI had made aggregate deposits of $36.1 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the Greater Springfield Reliability Project, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the Greater Springfield Reliability Project.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.3 million and $0.6 million in the three month periods ended March 31, 2014 and 2013, respectively.  In May 2014, UI made an additional deposit of approximately $0.7 million.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovered costs that were prudently incurred to meet UI’s public service obligations and that were not otherwise likely to be recoverable in a competitive market.  These “stranded costs” included above-market long-

Index
term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings was generated by the authorized ROE portion of unamortized stranded costs in the CTA rate base.  As a result of the outcome of UI’s 2013 distribution rate request, the CTA charge ended on January 1, 2014.  The remaining balances will be extinguished upon the completion of the final reconciliation proceeding in 2014 and have been reclassified to current regulatory assets and liabilities on the balance sheet as of March 31, 2014.

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

As of March 31, 2014, UI’s equity investment in GenConn was $116.2 million and there were approximately $0.2 million of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $3.4 million and $3.8 million for the three-month periods ending March 31, 2014 and 2013, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections, respectively, of the Consolidated Statement of Cash Flows.  During the three-month period ending March 31, 2014, UI received cash distributions from GenConn of approximately $5.4 million.  UI did not receive any cash distributions from GenConn during the three month period ended March 31, 2013.

Environmental Matters

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of March 31, 2014, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act, which was denied without prejudice.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

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

Index
Gas Distribution
Rates

The allowed returns on equity established by PURA are 9.18% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan.  In response to a letter from the DPU requesting that Berkshire notify the DPU when Berkshire expected to file its next base distribution rate case and the test year for the filing, Berkshire responded that calendar year 2014 would be the earliest test year for a base rate case, and with such a test year a case would be filed by approximately May 15, 2015 with rates to be effective April 1, 2016.

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.  On January 22, 2014, PURA issued a final decision, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and a system expansion mechanism.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regards to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.    The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval.  The Company is currently awaiting a response from PURA before submitting it to the Internal Revenue Service for ruling.  During the first quarter of 2014, the Office of Consumer Counsel appealed the decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.

On June 14, 2013, CNG, SCG and Yankee Gas Services Company, an unrelated regulated gas distribution company, filed a comprehensive joint 10 year natural gas expansion plan (“Expansion Plan”) with PURA and DEEP. The plan was in response to the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and Public Act 13-298.  The Expansion Plan included a set of recommendations designed to help meet the statewide goal of adding approximately 280,000 new customers, including providing more flexibility to minimize a new customer’s contribution to the cost to serve them, providing tools to help fund natural gas conversion costs, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, and  allowing utilities to secure additional pipeline capacity coming into Connecticut.  PURA issued its final Decision on November 22, 2013 approving new System Expansion (SE) rates exclusively for new on and off-main customers commencing service on or after January 1, 2014.  These rates include a 10% premium distribution component for on-main customers and a 30% premium for off-main customers.  The SE rates are complemented by new business rules that extend the Companies’ financial hurdle rate model from a 20-year to a 25-year time horizon, which will reduce the customer’s contributions to any construction costs, and allow the grouping of customers to help reduce or eliminate new customer contributions to system expansion.  A separate new business reconciliation mechanism is also approved that reconciles the actual new business revenue requirements each year with the revenues received from the new business customers.   As a result of the reconciliation, any shortfall or surplus in revenues will be charged or credited to existing firm customers.  This ensures the timely recovery of new business capital investments and any associated expenses.

Index
UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” we apply fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of March 31, 2014, the assets accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 63.8% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

Contracts for Differences

The determination of fair value of the CfDs is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and adjusted for non-performance risk using credit default swap rates.  Certain management assumptions are required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  In addition, we perform an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the CfDs are fully recoverable through electric rates.  As a result, there is no impact on our net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.  During the first quarter of 2014, the fair value of the CfDs declined due to increases in forward pricing.

Weather Insurance Contracts

On an annual basis, SCG and Berkshire each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company; in addition, under certain of the contracts, if temperatures are colder than normal at a prescribed level for the contract period, the gas company is required to make a payment.  The premiums paid are amortized over the terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).  As a result of PURA’s approval of a decoupling mechanism for CNG which went into effect in January 2014, CNG did not enter into a weather insurance contract for 2014.

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, Berkshire will receive a payment, up to a maximum of $1 million; however, if temperatures are colder than normal, Berkshire will make a payment of up to a maximum of $0.2 million.  The intrinsic value of the contract, which is carried on the balance sheet as a derivative liability, totaled $0.2 million at March 31, 2014.

In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures are warmer than normal, SCG will receive a payment, up to a maximum of $3 million; however, if temperatures are colder than normal, SCG will make a payment of up to a maximum of $2 million.  The intrinsic value of the contract, which is carried on the balance sheet as a derivative liability, totaled $1.5 million at March 31, 2014.

Index
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, UIL Holdings had $137.4 million of unrestricted cash and temporary cash investments.  This represents an increase of $68.2 million from the corresponding balance at December 31, 2013.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2013	$69.2

Net cash provided by operating activities	156.3

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(64.7)
Deposits in NEEWS	(1.0)
Cash distributions from GenConn	2.1
Restricted cash (1)	(0.1)
Other	-
(63.7)

Net cash (used in) financing activities:
Dividend payments	(24.4)

Net change in cash	68.2

Unrestricted cash and temporary cash investments, March 31, 2014	$137.4

(1) As of March 31, 2014, we had $2.2 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $156.3 million in the first three months of 2014, compared with $132.2 million in the first three months of 2013.  The increase in operating cash flows was related primarily to changes in cash flows from accounts payable, accrued pension, and accounts receivable and unbilled revenue.  The increase in cash flows from changes in accounts payable is primarily due to decreases in payments related to capital expenditures in the first quarter of 2014 as compared to the first quarter of 2013.  The increase in cash flows from changes in accrued pension is primarily due to decreases in pension contributions in the first quarter of 2014 as compared to the first quarter of 2013 as a result of increased discount rates.  The decrease in cash flows from changes in accounts receivable and unbilled revenue is primarily due to increases in sales in the first quarter of 2014 as compared to the first quarter of 2013 as a result of colder weather.

Cash capital expenditures totaled $64.7 million in the first three months of 2014, compared with $74.6 million in the first three months of 2013.  The decrease is primarily attributable to the absence in 2014 of system enhancements related to an enterprise resource planning system that was implemented January 1, 2014.

UI received distributions of $5.4 million from GenConn in the first three months of 2014 and did not receive any distributions in the first three months of 2013.

UIL Holdings paid common dividends of $24.4 million in the first three months of 2014, compared with $21.9 million in the first three months of 2013.

We expect to fund capital requirements that exceed available cash through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the financings and credit facilities discussed below, we expect to satisfy future external financing needs by the issuance of additional equity and/or short‑term and long‑term debt.  The continued availability and timing of such financings will be dependent on

Index
many factors, including conditions in the bank and capital markets, general economic conditions and our future income and cash flow.

Provisions in the Certificate of Incorporation of CNG require that dividends on its $3.125 Par Preferred Stock be paid before dividends may be paid on its common stock.  On February 3, 2014, CTG Resources, Inc., CNG’s parent company, announced an offer to purchase all of the issued and outstanding shares of CNG’s $3.125 Par Preferred Stock for a purchase price of $7.50 per share.  The offer to purchase, which originally expired on March 4, 2014, has been extended to May 14, 2014 at an increased price of $10.25 per share, subject to the valid tender of at least two-thirds of the shares outstanding.

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

In connection with the Acquisition, UIL Holdings and certain of its subsidiaries, entered into an Amendment No. 1 to the UIL Holdings Credit Facility with the banks on March 17, 2014.  The purpose of the Amendment No. 1 is to address provisions that would be impacted by the Acquisition, including (i) amending the lien provisions to allow the existence of liens related to the Acquisition, (ii) amending the debt restrictions to allow UIL Holdings to incur debt of up to $1.6 billion, subject to conditions and (iii) amending the debt covenant provisions to allow UIL Holdings and certain of its subsidiaries to maintain a ratio of consolidated debt to consolidated capital of not greater than 0.77 to 1.00, in connection with the Acquisition, subject to conditions.

As of March 31, 2014, there were no borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2014 and January 31, 2015.  Available credit under the UIL Holdings Credit Facility at March 31, 2014 totaled $395.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

On March 28, 2014, in connection with the Acquisition, UIL Holdings and its subsidiary, WGP Acquisition LLC (WGP), entered into a 364-day Bridge Term Loan Agreement (Bridge Facility) with a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent, in an aggregate principal amount of up to $1.9 billion.    Under the Bridge Facility, UIL Holdings may borrow the full amount and WGP may borrow up to $950 million, subject to the aggregate limit of $1.9 billion.  UIL Holdings and WGP will be severally liable for their respective borrowings.  Any undrawn commitments under the Bridge Facility will automatically be terminated on the date of the closing of the Acquisition.  As of March 31, 2014, there were no amounts outstanding under the Bridge Facility.  We intend to borrow under the Bridge Facility in connection with the closing of the Acquisition if, at such time, we have not obtained permanent financing on terms acceptable to us.

UIL Holdings filed a shelf registration statement with the Securities and Exchange Commission (SEC) in March 2012 under which we may, from time to time, sell debt, equity or other securities in one or more transactions.

To afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market, PURA approved UI’s request to refund $64.5 million principal amount of tax-exempt bonds outstanding with the proceeds of the issuance of new bonds.  UI may refund the bonds in the municipal bond market at such time that it determines financing terms and market conditions are economically favorable.

Index
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

Uses of Funds

During the three-months ended March 31, 2014, we made pension contributions of approximately $7.7 million.  Additional contributions during the remainder of 2014 are expected to aggregate approximately $15.3 million.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of March 31, 2014.  In addition to the covenants described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, UIL Holdings and its subsidiaries must comply with the following covenants.

Under the terms of the Bridge Facility, UIL Holdings will be required to maintain a maximum ratio of consolidated debt to consolidated capital of 0.77 to 1.00 as of the last day of each March, June, September and December until the last day of our second full fiscal quarter following the closing of the Acquisition, and 0.65 to 1.00 thereafter (the current ratio provided for in the UIL Holdings Credit Facility).

Under the terms of the Amendment No. 1 to the UIL Holdings Credit Facility, each of UIL Holdings, UI, CNG, SCG and Berkshire will be required to maintain a ratio of consolidated debt to consolidated capital of not greater than 0.77 to 1.00, as of the last day of each March, June, September and December, until the later of (A) the date the Asset Purchase Agreement is terminated, (B) the last day of our second full fiscal quarter following the closing or (C) December 31, 2015, and 0.65 to 1.00 thereafter.

2014 Capital Resource and Expenditure Projections

There have been no material changes in our 2014 capital resource and expenditure projections from those reported in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, as amended.

Contractual and Contingent Obligations

Except as in connection with the Acquisition, there have been no material changes in our 2014 contractual and contingent obligations from those reported in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, as amended.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10‑K, as amended, for the fiscal year

Index
ended December 31, 2013 are those that depend most heavily on these judgments and estimates.  As of March 31, 2014, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings occasionally enters into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, we perform an analysis to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require us to perform under such guarantee.  We perform subsequent analyses on a periodic basis to assess the impact of any changes in events or circumstances.

As of March 31, 2014, we had certain immaterial guarantees outstanding for which no liability has been recorded in the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, as amended, that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, we provide tabular presentations showing a comparison of our net income and earnings per share (EPS) for the three-month periods ended March 31, 2014 and 2013, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of our lines of business as well as for non-utility acquisition-related expenses.  Such EPS amounts are calculated by dividing the income of each line of business and the non-utility acquisition-related expenses by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  We believe this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

First Quarter 2014 vs. First Quarter 2013

UIL Holdings’ net income was $55.5 million, or $0.98 per share, for the first quarter of 2014, an increase of $3.7 million and a decrease of $0.04 per share, compared to the first quarter of 2013.  UIL Holdings’ net income excluding acquisition-related expenses was $62.4 million, or $1.10 per share, an increase of $10.6 million, or $0.08 per share, compared to the first quarter of 2013.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first quarter of 2014 and the first quarter of 2013.

	Quarter Ended	Quarter Ended	2014 More (Less)
	March 31, 2014	March 31, 2013	than 2013

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$22.6	$23.1	(0.5)
Gas Distribution	39.0	31.5	7.5
Non-Utility excluding acquisition-related expenses	0.8	(2.8)	3.6
Net Income attributable to UIL Holdings excluding acquisition-related expenses	62.4	51.8	10.6
Non-Utility acquisition-related expenses	(6.9)	-	(6.9)
Net Income attributable to UIL Holdings	$55.5	$51.8	$3.7

EPS
Electric Distribution and Transmission	$0.40	$0.45	(0.05)
Gas Distribution	0.69	0.62	0.07
Non-Utility excluding acquisition-related expenses	0.01	(0.05)	0.06
Net Income attributable to UIL Holdings excluding acquisition-related expenses	1.10	1.02	0.08
Non-Utility acquisition-related expenses	(0.12)	-	(0.12)
Total EPS - Basic	$0.98	$1.02	$(0.04)

Total EPS - Diluted	$0.97	$1.01	$(0.04)

EPS - Diluted - Excluding impact of acquisition-related expenses	$1.09	$-	$1.09

Index
Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $6.3 million, from $197.7 million in the first quarter of 2013 to $204.0 million in the first quarter of 2014.  Retail revenue increased by $10.2 million, which was primarily attributable to increases in distribution rates, as a result of the 2013 rate case decision as well as increases in sales volume in the first quarter of 2014 compared to the first quarter of 2013.  Retail sales increased by 53 million kWh, from 1,313 million kWh in the first quarter of 2013, to 1,366 million kWh in the first quarter of 2014.  Retail sales normalized for the weather impact increased by 22 million kWh, from 1,316 million kWh in the first quarter of 2013, to 1,338 million kWh in the first quarter of 2014.  Other revenues decreased by $3.9 million, which was primarily attributable to the distribution revenue decoupling adjustment.

Purchased power expense increased by $14.6 million, from $38.5 million in the first quarter of 2013 to $53.1 million in the first quarter of 2014.  The increase was primarily attributable to increased costs of procured power as well as increases in sales volume.  UI procures electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s transmission wholesale expenses increased by $2.1 million, from $18.8 million in the first quarter of 2013 to $20.9 million in the first quarter of 2014.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates and, as a result, does not impact net income.

Depreciation and amortization expense decreased by $10.0 million, from $26.3 million in the first quarter of 2013 to $16.3 million in the first quarter of 2014.  The decrease was primarily attributable to the absence in 2014 of amortization of the CTA regulatory asset which was fully amortized as of January 2014.

Taxes other than income taxes increased by $1.7 million, from $19.5 million in the first quarter of 2013 to $21.2 million in the first quarter of 2014.  The increase was primarily attributable to an increase in property taxes due to increases in plant and equipment.

UI’s other income and deductions decreased by $1.3 million, from $5.5 million in the first quarter of 2013 to $4.2 million in the first quarter of 2014.  The decrease was primarily attributable to a decrease in allowance for funds used during construction (AFUDC).

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $14.0 million in the first quarter of 2014, a decrease of $0.4 million, compared to the first quarter of 2013.  The decrease was primarily attributable to a decrease in income from equity investments, primarily GenConn, as well as the absence of CTA earnings in the first quarter of 2014 as a result of the CTA charge ending in January 2014.

Transmission

The transmission business had total net income of $8.6 million in the first quarter of 2014, a decrease of $0.1 million, compared to the first quarter of 2013.

Index
Gas Distribution

The Gas Companies’ operating revenue increased by $16.9 million, from $350.3 million in the first quarter of 2013 to $367.2 million in the first quarter of 2014.  The increase was primarily attributable to the impact of colder weather, increased per customer usage in the first quarter of 2014 compared to the first quarter of 2013, customer growth, increased conservation expense recovery and approved increases in CNG rates, partially offset by lower off-system sales and CNG’s revenue decoupling adjustment.  The decrease in off-system sales is largely offset by lower purchased gas expense.  Temperatures were colder in the first quarter of 2014 compared to the first quarter of 2013 which resulted in a 14.7% increase in heating degree days in the first quarter 2014.  The colder temperatures and increased per customer usage in the first quarter of 2014 compared to the first quarter of 2013 resulted in a $10.2 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in the first quarter 2014.  Retail sales increased by 5.5 million mcf, from 32.6 million mcf in the first quarter of 2013, to 38.1 million mcf in the first quarter of 2014.  The customer growth in the first quarter of 2014 compared to the first quarter of 2013 resulted in a $2.3 million increase, pre-tax, in gross margin in the first quarter of 2014.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $4.4 million, from $219.3 million in the first quarter of 2013 to $214.9 million in the first quarter of 2014.  The decrease was primarily attributable to lower off-system sales and decreased purchase gas rates, partially offset by higher sales volume due to weather, per customer usage and customer growth.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $5.2 million, from $34.5 million in the first quarter of 2013 to $39.7 million in the first quarter of 2014.  The increase was primarily attributable to increases in payroll expense, shared services costs and conservation expense.  Conservation expenses are fully offset by operating revenues.

Depreciation and amortization expense decreased by $1.1 million, from $22.8 million in the first quarter of 2013 to $21.7 million in the first quarter of 2014.  The decrease was primarily attributable to decreased amortization expense as a result of CNG’s implementation of approved decreased amortization rates.

The Gas Companies’ taxes other than income taxes increased by $1.4 million, from $16.2 million in the first quarter of 2013 to $17.6 million in the first quarter of 2014.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as higher real estate, personal property and payroll taxes.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $6.2 million, or $0.11 per share, compared to net after-tax costs of $2.8 million, or $0.05 per share, in the first quarter of 2013.  The increase was primarily due to after-tax acquisition related expenses in the amount of $6.9 million, or $0.12 per share, partially offset by a reduction in this segment’s tax expense to adjust first quarter 2014 consolidated tax expense to the projected, annualized consolidated income tax rate.  These interim tax benefits recognized at the UIL Corporate level will reverse over the year as each segment reflects its seasonal activity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks identified and items previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended, we face additional market risks in connection with the Acquisition and our ability to obtain permanent financing on terms acceptable to us.  When accessing the debt and equity capital markets, we face risks such as insufficient market capacity to raise amounts expected, issuance at higher than expected interest rates, decline in stock price after issuance, and earnings per share dilution.  Additionally, given the potential need to draw down on the Bridge Facility to close the Acquisition, we face significant interest rate risk given that loans drawn under the Bridge Facility carry a variable interest rate.

Index
Item 4.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Management designed its disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  As of March 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

We implemented an enterprise resource planning system effective January 1, 2014 to replace certain legacy computer systems.  Therefore, the company has made appropriate changes to internal controls, processes and procedures, as is expected with this type of implementation.  None of these changes resulting from the implementation impair or significantly alter the effectiveness of the internal controls over financial reporting.  There have been no other changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

We are subject to a variety of significant risks in addition to the matters set forth under "Forward Looking Statements," in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Item 1A, "Risk Factors," in our Annual Report on Form 10K for the year ended December 31, 2013, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  The risk factors discussed below are related to our pending acquisition of the operating assets and certain liabilities of the Philadelphia Gas Works (PGW).  They should be read in conjunction with and supplement the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The pending acquisition (the Acquisition) of PGW is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or lead our Board of Directors to not accept the conditions and not consummate the Acquisition, or, if such approvals are not obtained, would prevent consummation of the Acquisition.

On March 3, 2014, we announced that we had entered into an Asset Purchase Agreement with the City of Philadelphia to purchase the operating assets and certain liabilities of PGW.  Before we may complete the Acquisition, we must obtain approvals from various governmental authorities, including the City Council of the City of Philadelphia and the Pennsylvania Public Utility Commission.  If we are unable to obtain these approvals, we would be unable to complete the Acquisition.  Even if we receive the approvals, these authorities may impose conditions on the completion of the Acquisition or require changes to the terms of the Acquisition.  Such conditions or changes could have the effect of delaying consummation of the Acquisition or imposing additional costs associated with, or limiting the benefits expected to be derived from, the Acquisition.  Additionally, pursuant to the terms of the Asset Purchase Agreement, if the approvals impose certain terms or conditions that adversely affect the benefits of the Acquisition, or are not timely received, then in certain situations, we or the City of Philadelphia may decide not to consummate the Acquisition.

Index
Ineffective or inefficient integration of PGW with UIL Holdings could result in the failure to realize all of the expected benefits of the Acquisition.

We will need to economically and efficiently integrate PGW with UIL Holdings.  The acquisition and integration of new operations is a complex, costly and time-consuming process.  After the consummation of the Acquisition, we will be required to devote significant management attention and resources to integrating our business practices and operations and those of PGW.  The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of our subsidiaries and, if implemented ineffectively, preclude realization of the full expected benefits of the Acquisition.  Our failure, after the Acquisition, to realize any of the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.  In addition, the overall integration of PGW may result in unanticipated problems, expenses, or liabilities, and may cause our stock price to decline.  The difficulties of integrating PGW may include, among others:

•	retaining key employees;
•	preparation for the integration may place a significant burden on management and internal resources;
•	unanticipated issues in integrating information, financial and other support systems; and
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations.

In addition, even if our businesses and operations and those of PGW are integrated successfully, we may not fully realize the expected benefits of the Acquisition within the intended time frame, or at all.

We will be expanding our operations into a new geographic area as a result of the Acquisition and may not be able to realize the expected benefits of the Acquisition.

The market area in Philadelphia served by PGW is an area in which we do not currently operate. In order to operate effectively in this new market, we will need to understand the local and regulatory environment, and identify and retain certain employees from PGW.  In addition, in the Asset Purchase Agreement, we have agreed to certain covenants relating to doing business in Philadelphia and also agreed to maintain for three years base rates and discount programs currently mandated by the Pennsylvania Public Utility Commission, and to establish dual corporate headquarters in New Haven and Philadelphia.  If we are not successful in these initiatives or in operating in this new geographic area, we may not be able to realize the expected benefits of the Acquisition.

We are incurring significant transaction and integration costs in connection with the Acquisition.

We are incurring significant transaction costs related to the Acquisition.  In addition, we will incur integration costs following the completion of the Acquisition as our shared services and business support functions are expanded to incorporate the businesses of PGW.  We could also encounter unanticipated transaction and integration-related costs, fail to realize the benefits anticipated in the Acquisition or be subject to other factors that affect preliminary estimates of costs and benefits.  Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the Acquisition and could adversely affect our financial condition and results of operations.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 18,670 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Share that May Yet Be Purchased Under the Plans or Programs
January 1-31	14,190	38.12	None	None
February 1-28	-	-	None	None
March 1-31	4,480	38.27	None	None
Total	18,670	38.16	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.  Exhibits.

(a)            Exhibits:

Exhibit No.	Description
10.1	Agreement effective December 1, 2013, between Connecticut Natural Gas Corporation and Local 12924, the Connecticut Independent Utility Workers.

10.2
Amendment No. 1 to $400,000,000 Amended and Restated Credit Agreement, dated as of March 17, 2014, among UIL Holdings Corporation, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company and the Berkshire Gas Company, the banks named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3
Bridge Term Loan Agreement effective March 28, 2014, between UIL Holdings Corporation, its subsidiary WGP Acquisition LLC, the banks party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 7, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three-month periods ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 5/7/14	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer