Form 10-Q
period 2014-06-30
UIL HOLDINGS CORP
filed 2014-08-06
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Yes ☐            No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of August 1, 2014 was 56,546,266.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Operating Revenues	$334,794	$319,074	$905,956	$867,113

Operating Expenses
Operation
Purchased power	32,679	30,193	85,809	68,682
Natural gas purchased	76,557	58,910	291,482	278,177
Operation and maintenance	102,700	94,470	195,577	183,729
Transmission wholesale	19,064	18,517	39,975	37,335
Depreciation and amortization (Note F)	36,512	45,669	76,830	95,776
Taxes - other than income taxes (Note F)	30,541	28,080	70,077	63,946
Acquisition-related expenses (Note A)	469	-	5,520	-
Total Operating Expenses	298,522	275,839	765,270	727,645
Operating Income	36,272	43,235	140,686	139,468

Other Income and (Deductions), net
Acquisition-related bridge facility fees (Note A)	(7,926)	-	(14,339)	-
Other income and (deductions) (Note F)	4,624	5,204	8,486	10,565
Total Other Income and (Deductions), net	(3,302)	5,204	(5,853)	10,565

Interest Charges, net
Interest on long-term debt	22,448	21,690	44,900	43,376
Other interest, net (Note F)	392	1,523	567	2,548
	22,840	23,213	45,467	45,924
Amortization of debt expense and redemption premiums	607	609	1,214	1,210
Total Interest Charges, net	23,447	23,822	46,681	47,134

Income from Equity Investments	3,520	3,848	6,906	7,660

Income Before Income Taxes	13,043	28,465	95,058	110,559

Income Taxes (Note E)	3,740	10,531	30,290	40,818

Net Income	9,303	17,934	64,768	69,741
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	(40)	10	(27)	26

Net Income attributable to UIL Holdings	$9,343	$17,924	$64,795	$69,715

Average Number of Common Shares Outstanding - Basic	56,842	50,972	56,814	50,939
Average Number of Common Shares Outstanding - Diluted	57,102	51,201	57,079	51,177

Earnings Per Share of Common Stock - Basic (Note A)	$0.16	$0.35	$1.14	$1.37

Earnings Per Share of Common Stock - Diluted (Note A)	$0.16	$0.35	$1.13	$1.36

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Net Income	$9,303	$17,934	$64,768	$69,741
Other Comprehensive Income (Loss), net of deferred income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	170	(19)	231	234
Other	(4)	(26)	8	(28)
Total Other Comprehensive Income (Loss), net of deferred income taxes	166	(45)	239	206
Comprehensive Income	9,469	17,889	65,007	69,947
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	(40)	10	(27)	26
Comprehensive Income Attributable to UIL Holdings	$9,509	$17,879	$65,034	$69,921

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
Current Assets
Unrestricted cash and temporary cash investments	$175,613	$69,153
Restricted cash	2,054	2,046
Accounts receivable less allowance of $14,900 and $12,021, respectively	233,143	245,252
Unbilled revenues	55,374	93,050
Current regulatory assets (Note A)	331,256	332,391
Natural gas in storage, at average cost	58,395	79,917
Deferred income taxes	-	21,742
Refundable taxes	10,947	8,244
Current portion of derivative assets (Note A)	3,498	9,098
Prepayments	11,230	14,989
Other	10,075	12,122
Total Current Assets	891,585	888,004

Other investments
Equity investment in GenConn (Note A)	116,349	118,241
Other	26,832	26,348
Total Other investments	143,181	144,589

Net Property, Plant and Equipment (Note A)	3,126,810	3,068,680

Regulatory Assets (Note A)	624,813	703,739

Deferred Charges and Other Assets
Unamortized debt issuance expenses	14,429	15,518
Derivative assets (Note A)	15,099	44,349
Goodwill	266,205	266,205
Other	15,903	13,136
Total Deferred Charges and Other Assets	311,636	339,208

Total Assets	$5,098,025	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
Current Liabilities
Current portion of long-term debt	$11,769	$11,834
Accounts payable	115,395	164,416
Dividends payable	24,361	24,392
Accrued liabilities	71,868	78,125
Current regulatory liabilities (Note A)	309,713	261,729
Taxes accrued	19,137	23,490
Deferred income taxes	11,001	-
Interest accrued	22,195	21,933
Current portion of derivative liabilities (Note A)	18,731	26,904
Total Current Liabilities	604,170	612,823

Deferred Income Taxes	573,893	540,542

Regulatory Liabilities (Note A)	482,447	445,092

Other Noncurrent Liabilities
Pension accrued	162,379	170,853
Other post-retirement benefits accrued	85,936	78,539
Derivative liabilities (Note A)	48,942	169,327
Other	47,552	49,047
Total Other Noncurrent Liabilities	344,809	467,766

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premiun	1,721,337	1,723,842

Preferred Stock, not subject to mandatory redemption	119	340

Common Stock Equity
Common stock	1,149,494	1,145,950
Paid-in capital	19,951	22,272
Retained earnings	201,031	185,058
Accumulated other comprehensive income (loss)	774	535
Net Common Stock Equity	1,371,250	1,353,815

Total Capitalization	3,092,706	3,077,997

Total Liabilities and Capitalization	$5,098,025	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$64,768	$69,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,044	96,986
Deferred income taxes	28,053	3,527
Allowance for funds used during construction (AFUDC) - equity	(4,920)	(5,334)
Stock-based compensation expense (Note A)	3,564	3,017
Pension expense	15,672	24,083
Undistributed (earnings) losses in equity investments	(6,907)	(7,683)
Regulatory activity, net	75,925	40,518
Other non-cash items, net	2,637	2,231
Changes in:
Accounts receivable, net	9,230	29,624
Unbilled revenues	37,676	30,495
Natural gas in storage	21,522	22,589
Prepayments	3,759	(1,180)
Cash distribution from GenConn	6,662	7,704
Accounts payable	(32,892)	(47,949)
Interest accrued	262	(577)
Taxes accrued/refundable, net	(7,056)	31,276
Accrued liabilities	(8,510)	(11,543)
Accrued pension	(21,476)	(46,668)
Accrued other post-employment benefits	4,727	(4,995)
Other assets	3,104	(1,185)
Other liabilities	6,915	(510)
Total Adjustments	215,991	164,426
Net Cash provided by Operating Activities	280,759	234,167

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(125,541)	(143,983)
Cash distributions from GenConn	2,134	2,063
Changes in restricted cash	(8)	1,189
Deposits in New England East West Solution (NEEWS) (Note C)	(1,749)	(527)
Other	-	134
Net Cash provided by (used in) Investing Activities	(125,164)	(141,124)

Cash Flows from Financing Activities
Issuance of common stock	-	72
Line of credit borrowings (repayments), net	-	(43,000)
Payment of common stock dividend	(48,853)	(43,788)
Other	(282)	390
Net Cash provided by (used in) Financing Activities	(49,135)	(86,326)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	106,460	6,717
Balance at beginning of period	69,153	17,857
Balance at end of period	175,613	24,574

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$17,188	$23,904
Plant expenditures funded by deposits in NEEWS	$-	$(18,469)
Deposits in New England East West Solution (NEEWS)	$-	$18,469

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

Basis of Presentation

The financial statements of UIL Holdings are prepared on a consolidated basis and therefore include the accounts of UIL Holdings’ majority-owned subsidiaries noted above.  Intercompany accounts and transactions have been eliminated in consolidation.  The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  We believe that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in our opinion, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

Certain immaterial amounts that were reported in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Philadelphia Gas Works

On March 2, 2014, we entered into an asset purchase agreement with the City of Philadelphia (Asset Purchase Agreement) pursuant to which UIL Holdings, through a wholly-owned subsidiary, will acquire the operating assets and assume certain liabilities of Philadelphia Gas Works (PGW) for an initial purchase price of $1.86 billion, subject to adjustment (the Acquisition).

The Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approvals from the Philadelphia City Council and the Pennsylvania Public Utility Commission.  The Asset Purchase Agreement also contains termination provisions, including the right by either UIL Holdings or the City of Philadelphia to terminate the Asset Purchase Agreement if the Acquisition has not been consummated prior to March 31, 2015, subject to certain extension rights.  Since July 16, 2014, we have had the right to terminate the Asset Purchase Agreement pursuant to its terms because the Philadelphia City Council has not enacted an ordinance approving the Acquisition; however, we are continuing our efforts to pursue this Acquisition.  In addition, the Asset Purchase Agreement provides that it will terminate automatically on December 31, 2014, if the Philadelphia City Council has not enacted an ordinance approving the Acquisition by that date.  Subject to the approvals noted above, we expect to close the Acquisition by the end of the first quarter of 2015.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of June 30, 2014, UIL Holdings incurred pre-tax acquisition-related expenses of approximately $19.9 million, $5.6 million of which represents legal, investment banking, and due diligence costs that are included in operating expenses and $14.3 million of which are fees associated with a Bridge Term Loan Agreement (Bridge Facility) that is included in other income and (deductions) in the Consolidated Statement of Income.  See Note (D) “Short-Term Credit Arrangements” for additional information about the Bridge Facility.

Derivatives

Our regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Gross derivative assets:
Current Assets	$3,498	$9,098
Deferred Charges and Other Assets	$15,099	$44,349

Gross derivative liabilities:
Current Liabilities	$18,731	$26,976
Noncurrent Liabilities	$48,942	$169,327

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of June 30, 2014, UI has recorded a gross derivative asset of $18.6 million ($11.2 million of which is related to UI’s portion of CL&P’s derivative assets), a regulatory asset of $60.8 million, a gross derivative liability of $67.7 million ($58.5 million of which is related to UI’s portion of CL&P’s derivative liabilities) and a regulatory liability of $11.7 million  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The unrealized (gains) and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three- and six-month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$(10,397)	$(15,099)	$(82,017)	$(23,263)

Regulatory Liabilities - Derivative assets	$(8,751)	$-	$(11,693)	$-

The fluctuations in unrealized gains in the three- and six-month periods ended June 30, 2014 compared to June 30, 2013 are primarily due to changes in forward pricing.

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

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures were warmer than normal, Berkshire would have received a payment, up to a maximum of $1 million; however, if temperatures were colder than normal, Berkshire would have made a payment of up to a maximum of $0.2 million.  During the contract period, temperatures were colder than normal and Berkshire made a payment of $0.2 million upon expiration of the contract.

In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures were warmer than normal, SCG would have received a payment, up to a maximum of $3 million; however, if temperatures were colder than normal, SCG would have made a payment of up to a maximum of $2 million.  During the contract period, temperatures were colder than normal and SCG made a payment of $2 million upon expiration of the contract.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three- and six‑month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$9,343	$17,924	$64,795	$69,715
Less: Net income allocated to unvested units	6	18	38	83
Net income attributable to common shareholders	$9,337	$17,906	$64,757	$69,632

Denominator:
Basic average number of shares outstanding	56,842	50,972	56,814	50,939
Effect of dilutive securities (1)	260	229	265	238
Diluted average number of shares outstanding	57,102	51,201	57,079	51,177

Earnings per share:
Basic	$0.16	$0.35	$1.14	$1.37
Diluted	$0.16	$0.35	$1.13	$1.36

(1)	Includes unvested restricted stock and performance shares.

Equity Investments

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $116.3 million and $118.2 million as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014, there was approximately $0.3 million of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $3.5 million and $3.8 million for the three‑month periods ended June 30, 2014 and 2013, respectively.  UI’s pre-tax income from its equity investment in GenConn was $6.9 million and $7.6 million for the six-month periods ending June 30, 2014 and 2013, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $3.4 million and $9.8 million during the three-month periods ended June 30, 2014 and 2013, respectively.  During the six-month periods ending June 30, 2014 and 2013, UI received cash distributions from GenConn of approximately $8.8 million and $9.8 million, respectively.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

Unless otherwise stated below, all of our regulatory assets earn a return.  Our regulatory assets and liabilities as of June 30, 2014 and December 31, 2013 included the following:

	Remaining	June 30,	December 31,
	Period	2014	2013
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$238,868	$238,868
Unamortized redemption costs	7 to 19 years	10,900	11,301
Pension and other post-retirement benefit plans	(b)	314,618	316,076
Environmental remediation costs	3 years	14,788	14,953
Hardship programs	(c)	24,625	25,019
Debt premium	1 to 24 years	31,441	34,178
Deferred purchased gas	(d)	-	2,556
Income taxes due principally to book-tax differences	(m)	153,393	149,015
Deferred income taxes	(e)	51,219	32,517
Contracts for differences	(f)	60,769	142,743
Excess generation service charge	(g)	1,473	6,909
Deferred transmission expense	(h)	13,630	9,615
Storm Costs	(i)	14,571	14,752
Other	(j)	25,774	37,628
Total regulatory assets		956,069	1,036,130
Less current portion of regulatory assets		331,256	332,391
Regulatory Assets, Net		$624,813	$703,739

Regulatory Liabilities:
Accumulated deferred investment tax credits	29 years	$4,392	$4,465
Income taxes due principally to book-tax differences	(m)	200,674	200,673
Deferred gain on sale of property	(a)	37,933	37,933
Middletown/Norwalk local transmission network service collections	35 years	21,115	21,402
Pension and other post-retirement benefit plans	6 years	25,279	27,686
Asset retirement obligation	(k)	6,699	5,593
Low income programs	(l)	28,488	25,300
Asset removal costs	(j)	328,796	319,530
Deferred income taxes	(e)	26,205	43,421
Contracts for differences	(f)	11,687	-
Deferred purchased gas	(d)	27,388	-
Non-firm margin sharing credits	10 years	27,169	-
Other	(j)	46,335	20,818
Total regulatory liabilities		792,160	706,821
Less current portion of regulatory liabilities		309,713	261,729
Regulatory Liabilities, Net		$482,447	$445,092

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
(j) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes decoupling ($1.0 million) and certain other amounts that are not currently earning a return.  See Note (C) “Regulatory Proceedings for a discussion of the decoupling recovery period.
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

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), target amounts of 123,940, and 2,430 performance shares were granted to certain members of management in March 2014 and May 2014; the averages of the high and low market prices on the grant dates, which approximate fair value, were $35.87 per share, and $36.23 per share, respectively.

Also in March 2014, we granted a total of 2,196 shares of restricted stock to our President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant, which approximates fair value, was $35.87 per share.  Such shares vest in equal annual installments over a five-year period.

In May 2014, UIL Holdings granted a total of 25,160 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant, which approximates fair value, was $35.90 per share.  Such shares vest in May 2015.

In June 2014, 5,860 shares of previously-granted performance shares and 2,177 shares of previously-granted restricted stock were forfeited.

Total stock-based compensation expense for the three-month periods ended June 30, 2014 and 2013 was $1.1 million and $0.8 million, respectively.  Total stock-based compensation expense for the six-month periods ended June 30, 2014 and 2013 was $3.6 million and $3.0 million, respectively.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

cannot be determined at this time.  For further discussion of GenConn, see “–Equity Investments” as well as Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Equity Investment in Peaking Generation.”

We have identified the selected capacity resources with which UI has CfDs as VIEs and have concluded that UI is not the primary beneficiary as UI does not have the power to direct any of the significant activities of these capacity resources.   As such, we have not consolidated the selected capacity resources.  UI’s maximum exposure to loss through these agreements is limited to the settlement amount under the CfDs as described in “–Derivatives – Contracts for Differences (CfDs)” above; however any such losses are fully recoverable through electric rates.  UI has no requirement to absorb additional losses nor has UI provided any financial or other support during the periods presented that were not previously contractually required.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

In June 2014, the FASB issued updated guidance to ASC 718 “Compensation – Stock Compensation” which prescribes the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  This guidance is effective during interim and annual periods beginning after December 15, 2015 and can be applied on a prospective basis to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  This guidance is not expected to have a material impact on UIL Holdings’ consolidated financial statements.

(B)	CAPITALIZATION

Common Stock

UIL Holdings had 56,548,179 shares of its common stock, no par value, outstanding at June 30, 2014.

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

CNG has authorized 884,315 shares of its 8.00% non-callable cumulative preferred stock with a par value of $3.125 per share.  As of June 30, 2014, there were 108,706 shares issued and outstanding with a value of approximately $0.3 million, including 70,699 shares that were acquired by CNG’s parent, CTG Resources, Inc. on June 5, 2014, at a purchase price of $10.25 per share, or an aggregate amount of $0.7 million, pursuant to a tender offer.

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

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  PURA’s final determination on the timing of recovery of the remaining storm regulatory asset, if any, after applying the revenue from the 2010 and 2012 earnings sharing along with the excess CTA revenue collections is expected in the second half of 2014.  As of June 30, 2014, UI’s storm regulatory asset totaled approximately $14.6 million.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for all of 2014,  for 70% of its standard service load for the first half of 2015 and 30% for the second half of 2015.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of June 30, 2014 UI would have had to post an aggregate of approximately $9.8 million in collateral.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI would develop up to 10 MW of renewable generation.  UI’s proposed budget of $35.0 million to develop the initial 7.8 MW has been approved by PURA.  The costs for this program would be recovered on a cost of service basis.  In its approval, PURA established a base ROE to be calculated as the greater of:  (A) the current UI authorized distribution ROE plus 25 basis points and (B) the current authorized distribution ROE for CL&P, less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.

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

Section 8 of PA 13-303 authorized DEEP to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  In January 2014, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England as directed by DEEP.  The contracts are currently pending PURA approval.  PA 13‑303 provides that costs of any such agreements will be fully recoverable through electric rates.

Transmission

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  For 2014, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.1% to 12.3%, excluding the impact of the ultimate outcome of the proceeding discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a joint complaint (Initial Complaint) with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective October 1, 2011.  A refund period of October 1, 2011 through December 31, 2012 (refund period) was established.

On August 6, 2013, the presiding Administrative Law Judge issued an initial decision finding that the existing base ROE was unjust and unreasonable, and that the just and reasonable base ROE is 10.6% for the refund period and 9.7% for the period after a final opinion is issued by the FERC, prior to any adjustments that may be applied by the FERC in a final order based on the change in 10-year U.S. Treasury Bond rates from the date hearings closed to the date of the FERC’s order.  UI had recorded a reserve for the refund period related to the Initial Complaint of $2.6 million after-tax during the third quarter of 2013 based upon its assessment of the ultimate outcome of the proceeding.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective December 27, 2012 (Second Complaint).

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On June 19, 2014, FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%, subject to adjustment as described below.  In the June Order, FERC adopted a new method for determining cost of equity, changing from a one-step discounted cash flow (DCF) methodology to a two-step DCF, which includes a long-term growth component.  FERC also discontinued its past practice of adjusting the ROE to reflect changes in U.S. Treasury bond yields from the date of closing of the evidentiary record to the date of FERC decision.  In addition, FERC determined that it was inappropriate for the Administrative Law Judge to establish two separate ROEs, ordering that the final ROE, once determined, would apply to the refund period and prospectively.

The June Order applied the two-step DCF methodology, using an assumed long-term growth rate based on the Gross Domestic Product, to tentatively find that the zone of reasonableness for the New England transmission owners is 7.03% to 11.74%.  Within that tentative zone of reasonableness, FERC found that, taking into account the unusual capital market conditions, the just and reasonable base ROE for the New England transmission owners’ tariff should be set halfway between the midpoint of the zone of reasonableness and the top of the zone of reasonableness, which, based on the record thus far in the proceeding, is 10.57%.   In connection with the application of the two-step DCF method, FERC established a paper hearing process so that participants can present evidence regarding the appropriate long-term growth rate that should be used when calculating the base ROE for the New England transmission owners.  The June Order established a schedule for initial briefs in the paper hearing to be due within 45 days of the June Order, and reply briefs due within 30 days of the filing of initial briefs.

Also on June 19, 2014, FERC announced it would institute hearing and settlement judge procedures in the Second Complaint.   FERC determined there would be a 15-month refund period beginning December 27, 2012.  If settlement procedures are unsuccessful and this complaint is litigated, a final FERC order would likely be issued in 2016.

On July 21, 2014, the New England transmission owners filed a request for clarification or rehearing, and the state complainants and others filed a request for rehearing, of various issues in the FERC order on the Initial Complaint, and the New England transmission owners filed a request for clarification or rehearing of the order on the Second Complaint.  As a result of our assessment of the June Order, we do not believe that it is probable that there is additional exposure at this time and, therefore, we have not recorded an additional reserve.  In the event the issues raised in the July 21, 2014 New England transmission owners’ filings are decided in a manner not favorable to the New England transmission owners, we estimate additional pre-tax exposure through June 30, 2014 of approximately $7 million in excess of amounts previously reserved.

On July 31, 2014, complainants in the Initial Complaint and the Second Complaint filed an additional complaint (Third Complaint) with the FERC against the New England transmission owners, alleging that the current base ROE of 11.14% is not just and reasonable, and that under the new FERC two-step DCF methodology, the base ROE should be set at 8.84% or no more than 9.44%, the midpoint of the zone of reasonableness calculated by their consultant.  The Third Complaint argues that the FERC should not follow its June 19, 2014 Order setting the ROE at halfway between the midpoint and the top of the zone of reasonableness because financial market conditions are not anomalous.  The complainants have requested a 15-month refund period beginning July 31, 2014, and also ask for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  We are reviewing the Third Complaint and expect to respond; however, we are unable to predict the outcome at this time.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in late 2015 and (3) the Central Connecticut Reliability Project (CCRP), which is being reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement (O&M Agreement) with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP would be approximately $45 million.  In July 2014, ISO-NE presented the preferred GHCC transmission solutions to its Planning Advisory Committee.   UI is awaiting the final ISO-NE GHCC transmission solution report, expected in the fourth quarter of 2014, to determine the impact on UI’s aggregate investment in NEEWS.

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

As of June 30, 2014, UI had made aggregate deposits of $36.9 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the GSRP, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the GSRP.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.4 million and $0.3 million in the three-month periods ended June 30, 2014 and 2013, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.7 million and $0.9 million in the six-month periods ended June 30, 2014 and 2013, respectively.  In August 2014, UI made an additional deposit of approximately $3.3 million.

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.  On January 22, 2014, PURA issued a final decision, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval.  During the first quarter of 2014, the Office of Consumer Counsel (OCC) appealed the decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG have entered into settlement discussions regarding the appeal and CNG requested from PURA, and was granted, an extension of time for submitting the private letter ruling request to the Internal Revenue Service.

(D)	SHORT‑TERM CREDIT ARRANGEMENTS

As of June 30, 2014, there were no borrowings outstanding under the existing revolving credit agreement among UIL Holdings, certain of its subsidiaries and a group of banks, that expires on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2015 and June 16, 2015.  Available credit under the UIL Holdings Credit Facility at June 30, 2014 totaled $395.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing its working capital requirements.

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

On March 28, 2014, in connection with the Acquisition, UIL Holdings and its subsidiary, WGP Acquisition LLC (WGP), entered into a 364-day Bridge Term Loan Agreement (Bridge Facility) with a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent in an aggregate principal amount of up to $1.9 billion.  Under the Bridge Facility, UIL Holdings may borrow the full amount and WGP may borrow up to $950 million, subject to the aggregate limit of $1.9 billion.  UIL Holdings and WGP will be severally liable for their respective borrowings.  Any undrawn commitments under the Bridge Facility will automatically be terminated on the date of the closing of the Acquisition.  As of June 30, 2014, there were no amounts outstanding under the Bridge Facility.

(E)	INCOME TAXES

Differences in the treatment of certain transactions for book and tax purposes cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate.  The annualized effective income tax rate for each of the three- and six-month periods ended June 30, 2014 was 33.4%, as compared to 37.0% and 36.9% for the three and six-month periods ended June 30, 2013, respectively.  The decrease in the effective tax rates for both periods is due primarily to the absence of non-normalized CTA amortization in 2014.

The combined statutory federal and significant state income tax rate for UIL Holdings for the three- and six-month periods ended June 30, 2014 and 2013 was 40.9%.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$32,360	$29,567	$64,348	$58,918
Amortization of regulatory assets	4,152	16,102	12,482	36,858
Total Depreciation and Amortization	$36,512	$45,669	$76,830	$95,776

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$15,758	$15,129	$38,472	$37,093
Local real estate and personal property	12,125	11,008	24,089	21,999
Payroll taxes	2,974	1,722	6,831	4,515
Other	(316)	221	685	339
Total Taxes - Other than Income Taxes	$30,541	$28,080	$70,077	$63,946

Other Income and (Deductions)
Interest income	$523	$442	$1,065	$1,206
Allowance for funds used during construction - equity	2,370	2,797	4,920	5,334
Allowance for funds used during construction - debt	1,421	1,966	2,831	4,336
Weather insurance	(531)	(24)	(2,437)	-
Other	841	23	2,107	(311)
Total Other Income and (Deductions)	$4,624	$5,204	$8,486	$10,565

(G)	PENSION AND OTHER BENEFITS

During the six months ended June 30, 2014, we made pension contributions of approximately $15.3 million.  Additional contributions during the remainder of 2014 are expected to be approximately $7.7 million.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three- and six‑month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,792	$7,392	$808	$962
Interest cost	22,038	19,976	2,974	2,768
Expected return on plan assets	(27,120)	(25,726)	(1,400)	(1,296)
Amortization of:
Prior service costs	146	302	142	(26)
Actuarial loss	6,194	10,416	(344)	888
Net periodic benefit cost	$7,050	$12,360	$2,180	$3,296

	Three and Six Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2014		2013		2014		2013

Discount rate	4.90%-5.20%		4.00%-4.25%		4.85%-5.20%		4.00%-4.25%
Average wage increase	3.50%-3.80%		3.50%-3.80%		N/	A	N/	A
Return on plan assets	7.75%-8.00%		7.75%-8.00%		5.56%-8.00%		5.56%-8.00%
Composite health care trend rate (current year)	N/	A	N/	A	7.00%		7.50%
Composite health care trend rate (2018 forward)	N/	A	N/	A	5.00%		5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for the three‑month periods ended June 30, 2014 and 2013 totaled $0.5 million and $0.4 million, respectively.  UIL Holdings’ lease payments for this office space for each of the six-month periods ended June 30, 2014 and 2013 totaled $0.9 million and $0.7 million, respectively.

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company, an inactive nuclear generating company (Connecticut Yankee), the carrying value of which was $0.1 million as of June 30, 2014.  Connecticut Yankee has completed the physical decommissioning of its generation facilities and is now engaged primarily in the long-term storage of its spent nuclear fuel. Connecticut Yankee collects its costs through wholesale

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

FERC-approved rates from UI and several other New England utilities.  UI recovers these costs from its customers through electric rates.

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

DOE Spent Fuel Litigation

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 spent fuel and high level waste disposal contract between Connecticut Yankee and the DOE.  In September 2010, the court issued its decision and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001, which was affirmed in May 2012.  Connecticut Yankee received payment of the damage award and, in light of its ownership share, in July 2013 UI received approximately $3.8 million of such award which was credited back to customers through the CTA.

In December 2007, Connecticut Yankee filed a second set of complaints with the United States Court of Federal Claims against the DOE seeking damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In November 2013, the court issued a final judgment, which was not appealed, awarding Connecticut Yankee damages of $126.3 million.  In light of its ownership share, in June 2014, UI received approximately $12.0 million of such award which will be refunded to customers.

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

Site Decontamination, Demolition and Remediation Costs

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of June 30, 2014, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act, which was denied without prejudice.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

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

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of June 30, 2014 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  We cannot presently reasonably estimate the costs or range of costs of remediation or the likelihood of recoverability.  As a result, as of June 30, 2014, we have not recorded any liabilities related to these properties.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  We estimate that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will amount to approximately $2.9 million and have recorded a liability and offsetting regulatory asset for such expenses as of June 30, 2014.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party for the site by the EPA in 1990.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of June 30, 2014, we had accrued approximately $1.2 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.

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

The following tables set forth the fair value of our financial assets and liabilities, other than pension benefits and other postretirement benefits, as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2014	(In Thousands)
Assets:
Derivative assets	$-	$-	$18,597	$18,597
Noncurrent investments	12,052	-	-	12,052
Deferred Compensation Plan	3,490	-	-	3,490
Supplemental retirement benefit trust life insurance policies	-	8,281	-	8,281
	$15,542	$8,281	$18,597	$42,420

Liabilities:
Derivative liabilities	$-	$-	$67,673	$67,673
Long-term debt	-	2,218,624	-	2,218,624
	$-	$2,218,624	$67,673	$2,286,297

Net fair value assets/(liabilities), June 30, 2014	$15,542	$(2,210,343)	$(49,076)	$(2,243,877)

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Assets:
Derivative assets	$-	$-	$53,447	$53,447
Noncurrent investments	11,148	-	-	11,148
Deferred Compensation Plan	3,775	-	-	3,775
Supplemental retirement benefit trust life insurance policies	-	7,898	-	7,898
	$14,923	$7,898	$53,447	$76,268

Liabilities:
Derivative liabilities	$-	$-	$196,233	$196,233
Long-term debt	-	1,846,867	-	1,846,867
	$-	$1,846,867	$196,233	$2,043,100

Net fair value assets/(liabilities), December 31, 2013	$14,923	$(1,838,969)	$(142,786)	$(1,966,832)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2014 or December 31, 2013 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range at June 30, 2014	Range at December 31, 2013

Contracts for differences	Risk of non-performance	0.00% - 0.59%	0.00% - 0.62%
	Discount rate	1.62% - 2.67%	1.75% - 3.21%
	Forward pricing ($ per MW)	$3.15 - $14.59	$1.40 - $9.83

Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs.

The fair value of the noncurrent investments is determined using quoted market prices in active markets for identical assets.  The investments primarily consist of money market funds.

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

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of June 30, 2014 and December 31, 2013 in the active markets for the various funds within which the assets are held.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six-month period ended June 30, 2014.

Six Months Ended
June 30, 2014
(In Thousands)

Net derivative assets/(liabilities), December 31, 2013	$(142,786)
Unrealized gains and (losses), net	93,710
Net derivative assets/(liabilities), June 30, 2014	$(49,076)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of June 30, 2014	$93,710

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the six-month period ended June 30, 2014.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Six Months Ended
June 30, 2014
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2013	$142,786
Unrealized (gains) and losses, net	(93,710)
Net regulatory assets/(liabilities), June 30, 2014	$49,076

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION

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

(In Thousands)

	Three months ended June 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$117,906	$62,001	$179,907	$154,887	$-	$334,794
Purchased power and gas	32,679	-	32,679	76,557	-	109,236
Operation and maintenance	46,646	14,012	60,658	46,155	(4,113)	102,700
Transmission wholesale	-	19,064	19,064	-	-	19,064
Depreciation and amortization	11,896	4,202	16,098	17,769	2,645	36,512
Taxes - other than income taxes	11,492	8,039	19,531	10,358	652	30,541
Acquisition-related expenses	-	-	-	-	469	469
Operating Income	15,193	16,684	31,877	4,048	347	36,272

Other Income and (Deductions), net	3,440	929	4,369	(308)	(7,363)	(3,302)

Interest Charges, net	7,239	3,253	10,492	7,441	5,514	23,447

Income from Equity Investments	3,520	-	3,520	-	-	3,520

Income (Loss) Before Income Taxes	14,914	14,360	29,274	(3,701)	(12,530)	13,043

Income Taxes	3,740	5,362	9,102	(1,439)	(3,923)	3,740
Net Income (Loss)	11,174	8,998	20,172	(2,262)	(8,607)	9,303
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	(40)	-	(40)
Net Income (Loss) attributable to UIL Holdings	$11,174	$8,998	$20,172	$(2,222)	$(8,607)	$9,343

Total Capital Expenditures (1)	$-	$-	$26,290	$25,493	$9,066	$60,849

	Three months ended June 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$129,084	$56,374	$185,458	$133,580	$36	$319,074
Purchased power and gas	30,193	-	30,193	58,910	-	89,103
Operation and maintenance	44,433	10,722	55,155	40,700	(1,385)	94,470
Transmission wholesale	-	18,517	18,517	-	-	18,517
Depreciation and amortization	22,131	4,044	26,175	18,524	970	45,669
Taxes - other than income taxes	11,331	7,483	18,814	9,163	103	28,080
Operating Income	20,996	15,608	36,604	6,283	348	43,235

Other Income and (Deductions), net	3,064	1,304	4,368	325	511	5,204

Interest Charges, net	6,806	3,213	10,019	7,712	6,091	23,822

Income from Equity Investments	3,848	-	3,848	-	-	3,848

Income (Loss) Before Income Taxes	21,102	13,699	34,801	(1,104)	(5,232)	28,465

Income Taxes	8,959	4,802	13,761	(244)	(2,986)	10,531
Net Income (Loss)	12,143	8,897	21,040	(860)	(2,246)	17,934
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	10	-	10
Net Income (Loss) attributable to UIL Holdings	$12,143	$8,897	$21,040	$(870)	$(2,246)	$17,924

Total Capital Expenditures (1)	$-	$-	$35,771	$20,739	$12,837	$69,347

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION (Continued)
(In Thousands)

	Six months ended June 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$263,095	$120,789	$383,884	$522,072	$-	$905,956
Purchased power and gas	85,809	-	85,809	291,482	-	377,291
Operation and maintenance	92,463	24,593	117,056	85,811	(7,290)	195,577
Transmission wholesale	-	39,975	39,975	-	-	39,975
Depreciation and amortization	23,959	8,427	32,386	39,517	4,927	76,830
Taxes - other than income taxes	24,353	16,391	40,744	27,998	1,335	70,077
Acquisition-related expenses	-	-	-	-	5,520	5,520
Operating Income	36,511	31,403	67,914	77,264	(4,492)	140,686

Other Income and (Deductions), net	6,626	1,912	8,538	(1,289)	(13,102)	(5,853)

Interest Charges, net	15,071	6,457	21,528	14,204	10,949	46,681

Income from Equity Investments	6,906	-	6,906	-	-	6,906

Income (Loss) Before Income Taxes	34,972	26,858	61,830	61,771	(28,543)	95,058

Income Taxes	9,842	9,214	19,056	24,978	(13,744)	30,290
Net Income (Loss)	25,130	17,644	42,774	36,793	(14,799)	64,768
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	(27)	-	(27)
Net Income (Loss) attributable to UIL Holdings	$25,130	$17,644	$42,774	$36,820	$(14,799)	$64,795

Total Capital Expenditures (1)	$-	$-	$60,077	$45,352	$20,112	$125,541

	Six months ended June 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$270,590	$112,582	$383,172	$483,871	$70	$867,113
Purchased power and gas	68,682	-	68,682	278,177	-	346,859
Operation and maintenance	89,532	21,680	111,212	75,225	(2,708)	183,729
Transmission wholesale	-	37,335	37,335	-	-	37,335
Depreciation and amortization	44,527	7,971	52,498	41,313	1,965	95,776
Taxes - other than income taxes	23,470	14,794	38,264	25,359	323	63,946
Operating Income	44,379	30,802	75,181	63,797	490	139,468

Other Income and (Deductions), net	7,153	2,719	9,872	(532)	1,225	10,565

Interest Charges, net	13,746	6,341	20,087	14,908	12,139	47,134

Income from Equity Investments	7,660	-	7,660	-	-	7,660

Income (Loss) Before Income Taxes	45,446	27,180	72,626	48,357	(10,424)	110,559

Income Taxes	18,857	9,584	28,441	17,740	(5,363)	40,818
Net Income (Loss)	26,589	17,596	44,185	30,617	(5,061)	69,741
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	26	-	26
Net Income (Loss) attributable to UIL Holdings	$26,589	$17,596	$44,185	$30,591	$(5,061)	$69,715

Total Capital Expenditures (1)	$-	$-	$83,127	$37,803	$23,053	$143,983

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at June 30, 2014	$-	$-	$2,871,694	$2,107,679	$118,652	$5,098,025

Total Assets at December 31, 2013	$-	$-	$2,950,707	$2,010,246	$183,267	$5,144,220

(1)	Information for segmenting total capital expenditures between Distribution and Transmission is not available. Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.
(2)	Information for segmenting total assets between Distribution and Transmission is not available. Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column. Net plant in service is segregated by segment and, as of June 30, 2014, was $1,217.3 million and $657.6 million for Distribution and Transmission, respectively. As of December 31, 2013, net plant in service was $1,181.1 million and $656.0 million for Distribution and Transmission, respectively.
(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of June 30, 2014 and December 31, 2013.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approvals from the Philadelphia City Council and the Pennsylvania Public Utility Commission.  The Asset Purchase Agreement contains representations and warranties customary for transactions of this type.  Under the Asset Purchase Agreement, we agreed to (1) submit an economic opportunity plan to the City of Philadelphia, (2) establish an advisory board for the PGW operations, a substantial majority of members of which must be residents of Philadelphia, and (3) increase the size of our board of directors by one and appoint a resident of Philadelphia, selected after consultation with the City of Philadelphia, to our board.  In connection with the Acquisition, we also committed to maintain the base rates and discount programs currently mandated by the Pennsylvania Public Utility Commission through December 31, 2017 and to maintain the headquarters of the PGW operations in Philadelphia for at least three years after closing.  We have also committed to establish dual corporate headquarters in New Haven and Philadelphia.

Index
In addition, the Asset Purchase Agreement contains certain provisions related to PGW employees, including requirements that we maintain a certain number of employees in Philadelphia for three years and provide a mirror pension plan and benefits for PGW employees on the same terms as under current City of Philadelphia pension and benefit plans until at least May 15, 2015.

Among other termination rights under the Asset Purchase Agreement, either UIL Holdings or the City of Philadelphia may terminate the Asset Purchase Agreement if the Acquisition has not been consummated prior to March 31, 2015, provided that, subject in each case to the satisfaction of certain conditions, either UIL Holdings or the City of Philadelphia may extend the Asset Purchase Agreement for one month and, thereafter, we may extend the Asset Purchase Agreement for two additional months on a month-to-month basis.  Since July 16, 2014, we have had the right to terminate the Asset Purchase Agreement pursuant to its terms because the Philadelphia City Council has not enacted an ordinance approving the Acquisition; however, we are continuing our efforts to pursue this Acquisition.   In addition, the Asset Purchase Agreement provides that it will terminate automatically on December 31, 2014, if the Philadelphia City Council has not enacted an ordinance approving the Acquisition by that date.  We expect to close the Acquisition by the end of the first quarter of 2015.

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

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  PURA’s final determination on the timing of recovery of the remaining storm regulatory asset, if any, after applying the revenue from the 2010 and 2012 earnings sharing along with the excess CTA revenue collections is expected in the second half of 2014.  As of June 30, 2014, UI’s storm regulatory asset totaled approximately $14.6 million.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for all of 2014, for 70% of its standard service load for the first half of 2015 and 30%  for the second half of 2015.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at

Index
Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of June 30, 2014 UI would have had to post an aggregate of approximately $9.8 million in collateral.

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

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI would develop up to 10 MW of renewable generation.  UI’s proposed budget of $35.0 million to develop the initial 7.8 MW as also been approved by PURA.  The costs for this program would be recovered on a cost of service basis.  In its approval, PURA established a base ROE to be calculated as the greater of:  (A) the current UI authorized distribution ROE plus 25 basis points and (B) the current authorized distribution ROE for CL&P, less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.

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

Transmission

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2014, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.1% to 12.3%, excluding the impact of the ultimate outcome of the proceeding discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a joint complaint (Initial Complaint) with the FERC against

Index
ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective October 1, 2011.  A refund period of October 1, 2011 through December 31, 2012 (refund period) was established.

On August 6, 2013, the presiding Administrative Law Judge issued an initial decision finding that the existing base ROE was unjust and unreasonable, and that the just and reasonable base ROE is 10.6% for the refund period and 9.7% for the period after a final opinion is issued by the FERC, prior to any adjustments that may be applied by the FERC in a final order based on the change in 10-year U.S. Treasury Bond rates from the date hearings closed to the date of the FERC’s order.  UI had recorded a reserve for the refund period related to the Initial Complaint of $2.6 million after-tax during the third quarter of 2013 based upon its assessment of the ultimate outcome of the proceeding.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective December 27, 2012 (Second Complaint).

On June 19, 2014, FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%, subject to adjustment as described below.  In the June Order, FERC adopted a new method for determining cost of equity, changing from a one-step discounted cash flow (DCF) methodology to a two-step DCF, which includes a long-term growth component.  FERC also discontinued its past practice of adjusting the ROE to reflect changes in U.S. Treasury bond yields from the date of closing of the evidentiary record to the date of FERC decision.  In addition, FERC determined that it was inappropriate for the Administrative Law Judge to establish two separate ROEs, ordering that the final ROE, once determined, would apply to the refund period and prospectively.

The June Order applied the two-step DCF methodology, using an assumed long-term growth rate based on the Gross Domestic Product, to tentatively find that the zone of reasonableness for the New England transmission owners is 7.03% to 11.74%.  Within that tentative zone of reasonableness, FERC found that, taking into account the unusual capital market conditions, the just and reasonable base ROE for the New England transmission owners’ tariff should be set halfway between the midpoint of the zone of reasonableness and the top of the zone of reasonableness, which, based on the record thus far in the proceeding, is 10.57%.   In connection with the application of the two-step DCF method, FERC established a paper hearing process so that participants can present evidence regarding the appropriate long-term growth rate that should be used when calculating the base ROE for the New England transmission owners.  The June Order established a schedule for initial briefs in the paper hearing to be due within 45 days of the June Order, and reply briefs due within 30 days of the filing of initial briefs.

Also on June 19, 2014, FERC announced it would institute hearing and settlement judge procedures in the Second Complaint.   FERC determined there would be a 15-month refund period beginning December 27, 2012.  If settlement procedures are unsuccessful and this complaint is litigated, a final FERC order would likely be issued in 2016.

On July 21, 2014, the New England transmission owners filed a request for clarification or rehearing, and the state complainants and others filed a request for rehearing, of various issues in the FERC order on the Initial Complaint, and the New England transmission owners filed a request for clarification or rehearing of the order on the Second Complaint.  As a result of our assessment of the June Order, we do not believe that it is probable that there is additional exposure at this time and, therefore, we have not recorded an additional reserve.  In the event the issues raised in the July 21, 2014 New England transmission owners’ filings are decided in a manner not favorable to the New England transmission owners, we estimate additional pre-tax exposure of approximately $7 million in excess of amounts previously reserved.

On July 31, 2014, complainants in the Initial Complaint and the Second Complaint filed an additional complaint (Third Complaint) with the FERC against the New England transmission owners, alleging that the current base ROE of 11.14% is not just and reasonable, and that under the new FERC two-step DCF methodology, the base ROE should be set at 8.84% or no more than 9.44%, the midpoint of the zone of reasonableness calculated by their consultant.  The Third Complaint argues that the FERC should not follow its June 19, 2014 Order setting the ROE at halfway between the midpoint and the top of the zone of reasonableness because financial market conditions are not anomalous.  The complainants have requested a 15-month refund period beginning July 31, 2014, and also ask for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  We are reviewing the Third Complaint and expect to respond; however, we are unable to predict the outcome at this time.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully

Index
energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in late 2015 and (3) the Central Connecticut Reliability Project (CCRP), which is being reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement (O&M Agreement) with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP would be approximately $45 million.  In July 2014, ISO-NE presented the preferred GHCC transmission solutions to its Planning Advisory Committee.   UI is awaiting the final ISO-NE GHCC transmission solution report, expected in the fourth quarter of 2014, to determine the impact on UI’s aggregate investment in NEEWS.

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

As of June 30, 2014, UI had made aggregate deposits of $36.9 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the GSRP, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the GSRP.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.4 million and $0.3 million in the three-month periods ended June 30, 2014 and 2013, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.7 million and $0.9 million in the six-month periods ended June 30, 2014 and 2013, respectively.  In August 2014, UI made an additional deposit of approximately $3.3 million.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovered costs that were prudently incurred to meet UI’s public service obligations and that were not otherwise likely to be recoverable in a competitive market.  These “stranded costs” included above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings was generated by the authorized ROE portion of unamortized stranded costs in the CTA rate base.  As a result of the outcome of UI’s 2013 distribution rate request, the CTA charge ended on January 1, 2014.  The remaining balances will be extinguished upon the completion of the final reconciliation proceeding in 2014 and are classified as current regulatory assets and liabilities on the balance sheet as of June 30, 2014.

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

As of June 30, 2014, UI’s equity investment in GenConn was $116.3 million and there were approximately $0.3 million of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $3.5 million and $3.8 million for the three‑month periods ended June 30, 2014 and 2013, respectively.  UI’s pre-tax income from its equity investment in GenConn was $6.9 million and $7.6 million for the six-month periods ending June 30, 2014 and 2013, respectively.

Index
Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $3.4 million and $9.8 million during the three-month periods ended June 30, 2014 and 2013, respectively.  During the six-month periods ending June 30, 2014 and 2013, UI received cash distributions from GenConn of approximately $8.8 million and $9.8 million, respectively.

Environmental Matters

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of June 30, 2014, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act, which was denied without prejudice.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

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

On July 8, 2013, CNG filed an application to amend its existing base delivery rate.  On January 22, 2014, PURA issued a final decision, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization

Index
violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval.  During the first quarter of 2014, the Office of Consumer Counsel (OCC) appealed the decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG have entered into settlement discussions regarding the appeal and CNG requested from PURA, and was granted, an extension of time for submitting the private letter ruling request to the Internal Revenue Service.

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

On June 11, 2014, PURA reopened the Expansion Plan Proceedings to modify the assignment of non-firm margin credits to comport with the new statutory requirements and to consider a request made by CNG and SCG concerning the aggregating of customers.

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” we apply fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of June 30, 2014, the assets accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 43.8% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

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

Index
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

In October 2013, Berkshire entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures were warmer than normal, Berkshire would have received a payment, up to a maximum of $1 million; however, if temperatures were colder than normal, Berkshire would have made a payment of up to a maximum of $0.2 million.  During the contract period, temperatures were colder than normal and Berkshire made a payment of $0.2 million upon expiration of the contract.

In September 2013, SCG entered into a weather insurance contract for the winter period of November 1, 2013 through April 30, 2014.  If temperatures were warmer than normal, SCG would have received a payment, up to a maximum of $3 million; however, if temperatures were colder than normal, SCG would have made a payment of up to a maximum of $2 million.  During the contract period, temperatures were colder than normal and SCG made a payment of $2 million upon expiration of the contract.

Milford LNG Purchase

On July 31, 2014, United Resources, Inc., a wholly owned subsidiary of UIL Holdings, purchased from Iberdrola USA, Inc. and certain of its subsidiaries, all of the outstanding equity of certain entities (the Purchased Entities) owning (a) a 14.6 million gallon liquefied natural gas (LNG) storage tank operated by SCG and located on property owned by SCG in Milford, Connecticut (the Tank), (b) certain equipment, materials and supplies used in or useful for the operation of the Tank (together with the Tank, the Assets) and (c) the LNG inventory for a cash purchase price of approximately $20.2 million.  The structure and the pricing of the transaction are intended to maintain the current regulatory structure of the Purchased Entities and the Assets, and have no impact on customers.  The Assets will earn a rate of return equal to SCG’s allowed rate of return.

Index
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, UIL Holdings had $175.6 million of unrestricted cash and temporary cash investments.  This represents an increase of $106.4 million from the corresponding balance at December 31, 2013.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2013	$69.2

Net cash provided by operating activities	280.8

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(125.5)
Deposits in NEEWS	(1.7)
Cash distributions from GenConn	2.1
Other	(0.1)
(125.2)

Net cash (used in) financing activities:
Dividend payments	(48.9)
Other	(0.3)
(49.2)

Net change in cash	106.4

Unrestricted cash and temporary cash investments, June 30, 2014	$175.6

As of June 30, 2014, we had $2.1 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $280.8 million in the first six months of 2014, compared with $234.2 million in the first six months of 2013.  The increase in operating cash flows was related primarily to changes in cash flows from accounts payable, accrued pension.  The increase in cash flows from changes in accounts payable is primarily due to decreases in payments related to capital expenditures in the first six months of 2014 as compared to the first six months of 2013.  The increase in cash flows from changes in accrued pension is primarily due to decreases in pension contributions in the first six months of 2014 as compared to the first six months of 2013.

Cash capital expenditures totaled $125.5 million in the first six months of 2014, compared with $144.0 million in the first six months of 2013.  The decrease is primarily attributable to the absence in 2014 of system enhancements related to an enterprise resource planning system that was implemented January 1, 2014 as well as the absence in 2014 of certain projects that were completed in 2013 relating to electric system capacity and reliability.

UI received distributions of $8.8 million from GenConn in the first six months of 2014, compared with $9.8 million in the first six months of 2013.

UIL Holdings paid common dividends of $48.9 million in the first six months of 2014, compared with $43.8 million in the first six months of 2013.

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

Index
Provisions in the Certificate of Incorporation of CNG require that dividends on its $3.125 Par Preferred Stock be paid before dividends may be paid on its common stock.  On June 5, 2014, CTG Resources, Inc., CNG’s parent company, acquired 70,699 shares of the 108,706 shares issued and outstanding at a purchase price of $10.25 per share, or an aggregate amount of $0.7 million, pursuant to a tender offer.

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

In connection with the Acquisition, UIL Holdings, UI, CNG, SCG, and Berkshire entered into an Amendment No. 1 to the UIL Holdings Credit Facility with the banks on March 17, 2014.  The purpose of the Amendment No. 1 is to address provisions that would be impacted by the Acquisition, including (i) amending the lien provisions to allow the existence of liens related to the Acquisition, (ii) amending the debt restrictions to allow UIL Holdings to incur debt of up to $1.6 billion, subject to conditions and (iii) amending the debt covenant provisions to allow UIL Holdings and certain of its subsidiaries to maintain a ratio of consolidated debt to consolidated capital of not greater than 0.77 to 1.00, in connection with the Acquisition, subject to conditions.

As of June 30, 2014, there were no borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2015 and June 16, 2015.  Available credit under the UIL Holdings Credit Facility at June 30, 2014 totaled $395.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

On March 28, 2014, in connection with the Acquisition, UIL Holdings and its subsidiary, WGP Acquisition LLC (WGP), entered into a 364-day Bridge Term Loan Agreement (Bridge Facility) with a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent, in an aggregate principal amount of up to $1.9 billion.    Under the Bridge Facility, UIL Holdings may borrow the full amount and WGP may borrow up to $950 million, subject to the aggregate limit of $1.9 billion.  UIL Holdings and WGP will be severally liable for their respective borrowings.  Any undrawn commitments under the Bridge Facility will automatically be terminated on the date of the closing of the Acquisition.  As of June 30, 2014, there were no amounts outstanding under the Bridge Facility.  We intend to borrow under the Bridge Facility in connection with the closing of the Acquisition if, at such time, we have not obtained permanent financing on terms acceptable to us.

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

Index
environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire issued $15 million of senior notes in December 2013 pursuant to such DPU approval.

Uses of Funds

During the six-months ended June 30, 2014, we made pension contributions of approximately $15.3 million.  Additional contributions during the remainder of 2014 are expected to be approximately $7.7 million.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of June 30, 2014.  In addition to the covenants described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, UIL Holdings and its subsidiaries must comply with the following covenants.

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

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10‑K, as amended, for the fiscal year ended December 31, 2013 are those that depend most heavily on these judgments and estimates.  As of June 30, 2014, there have been no material changes to any of the Critical Accounting Policies described therein.

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

Index
As of June 30, 2014, we had certain immaterial guarantees outstanding for which no liability has been recorded in the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, we provide tabular presentations showing a comparison of our net income and earnings per share (EPS) for the three- and six-month periods ended June 30, 2014 and 2013, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of our lines of business as well as for non-utility acquisition-related expenses.  Such EPS amounts are calculated by dividing the income of each line of business and the non-utility acquisition-related expenses by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  We believe this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Second Quarter 2014 vs. Second Quarter 2013

UIL Holdings’ net income was $9.3 million, or $0.16 per share, for the second quarter of 2014, a decrease of $8.6 million, or $0.19 per share, compared to the second quarter of 2013.  UIL Holdings’ net income excluding acquisition-related expenses was $14.3 million, or $0.25 per share, a decrease of $3.6 million, or $0.10 per share, compared to the second quarter of 2013.  The table below presents a comparison of UIL Holdings’ net income and EPS for the second quarter of 2014 and the second quarter of 2013.

	Quarter Ended	Quarter Ended	2014 More (Less)
	June 30, 2014	June 30, 2013	than 2013

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$20.2	$21.0	(0.8)
Gas Distribution	(2.2)	(0.9)	(1.3)
Non-Utility excluding acquisition-related expenses	(3.7)	(2.2)	(1.5)
Net Income attributable to UIL Holdings excluding acquisition-related expenses	14.3	17.9	(3.6)
Non-Utility acquisition-related expenses	(5.0)	-	(5.0)
Net Income attributable to UIL Holdings	$9.3	$17.9	$(8.6)

EPS
Electric Distribution and Transmission	$0.35	$0.41	(0.06)
Gas Distribution	(0.04)	(0.02)	(0.02)
Non-Utility excluding acquisition-related expenses	(0.06)	(0.04)	(0.02)
Net Income attributable to UIL Holdings excluding acquisition-related expenses	0.25	0.35	(0.10)
Non-Utility acquisition-related expenses	(0.09)	-	(0.09)
Total EPS - Basic	$0.16	$0.35	$(0.19)

Total EPS - Diluted	$0.16	$0.35	$(0.19)

EPS - Diluted - Excluding impact of acquisition-related expenses	$0.25	$0.35	$(0.10)

Electric Distribution and Transmission

Overall, UI’s operating revenue decreased by $5.6 million, from $185.5 million in the second quarter of 2013 to $179.9 million in the second quarter of 2014.  Retail revenue decreased by $0.8 million, which was primarily attributable to decreases in sales volume in the second quarter of 2014 compared to the second quarter of 2013 partially offset by increases in distribution rates as a result of the 2013 rate case decision.  Retail sales decreased by 39 million kWh, from 1,272 million kWh in the second quarter of 2013, to 1,233 million kWh in the second quarter of 2014.  Retail sales normalized for the weather impact decreased by 9 million kWh, from 1,257 million kWh in the second quarter of 2013,

Index
to 1,248 million kWh in the second quarter of 2014.  Other revenues decreased by $4.9 million, which was primarily attributable the net activity of the GSC “working capital allowance” due to timing differences as well as the distribution revenue decoupling adjustment partially offset by lower transmission revenue requirements, as required to achieve the authorized return, which do not directly impact net income.

Purchased power expense increased by $2.5 million, from $30.2 million in the second quarter of 2013 to $32.7 million in the second quarter of 2014.  The increase was primarily attributable to increased costs of procured power partially offset by decreases in sales volume.  UI procures electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

Operation and maintenance (O&M) expense increased by $5.5 million, from $55.2 million in the second quarter of 2013 to $60.7 million in the second quarter of 2014.  The increase was primarily attributable to increased uncollectible accounts.

Depreciation and amortization expense decreased by $10.1 million, from $26.2 million in the second quarter of 2013 to $16.1 million in the second quarter of 2014.  The decrease was primarily attributable to the absence in 2014 of amortization of the CTA regulatory asset which was fully amortized as of January 2014.

UI’s income tax expense decreased $4.7 million, from $13.8 million in the second quarter of 2013 to $9.1 million in the second quarter of 2014.  The decrease was primarily attributable to lower pre-tax income in the second quarter of 2014 compared to the second quarter of 2013, as well as a lower effective tax rate primarily due to the absence of non-normalized CTA amortization in 2014.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $11.2 million in the second quarter of 2014, a decrease of $0.9 million, compared to the second quarter of 2013.  The decrease was primarily attributable to an increase in uncollectible expense as well as the absence of CTA earnings in the second quarter of 2014 as a result of the CTA charge ending in January 2014 and a decrease in income from equity investments, primarily GenConn.

Transmission

The transmission business had total net income of $9.0 million in the second quarter of 2014, an increase of $0.1 million, compared to the second quarter of 2013.

Gas Distribution

The Gas Companies’ operating revenue increased by $21.3 million, from $133.6 million in the second quarter of 2013 to $154.9 million in the second quarter of 2014.  The increase was primarily attributable to the impact of increased per customer usage in the second quarter of 2014 compared to the second quarter of 2013, customer growth, increased conservation expense recovery and approved increases in CNG rates, partially offset by lower non-firm gross margin returned to firm customers as a result of the Expansion Plan as well as lower off-system sales, the impact of warmer weather in the second quarter of 2014 compared to the second quarter of 2013 and CNG’s revenue decoupling adjustment and earnings sharing mechanism.  The decrease in non-firm gross margin returned to firm customers and off-system sales is largely offset by lower purchased gas expense.  The increased per customer usage in the second quarter of 2014 compared to the second quarter of 2013 resulted in a $0.6 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in the second quarter 2014.  Retail sales increased by 0.3 million mcf, from 13.0 million mcf in the second quarter of 2013, to 13.3 million mcf in the second quarter of 2014.  The customer growth in the second quarter of 2014 compared to the second quarter of 2013 resulted in a $1.4 million increase, pre-tax, in gross margin in the second quarter of 2014. Temperatures were warmer in the second quarter of 2014 compared

Index
to the second quarter of 2013 which resulted in a 6.6% decrease in heating degree days in the second quarter of 2014.  The warmer temperatures in the second quarter of 2014 compared to the second quarter of 2013 resulted in a $1.4 million decrease, pre-tax, in gross margin in the second quarter of 2014.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense increased by $17.7 million, from $58.9 million in the second quarter of 2013 to $76.6 million in the second quarter of 2014.  The increase was primarily attributable to increased purchased gas rates and higher sales volume due to increased per customer usage and customer growth, partially offset by lower off-system sales and lower non-firm margins returned to firm customers as discussed above.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $5.5 million, from $40.7 million in the second quarter of 2013 to $46.2 million in the second quarter of 2014.  The increase was primarily attributable to increases in conservation expense, the allocation of UIL Holdings corporate charges, uncollectible expense and payroll expense.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ taxes other than income taxes increased by $1.2 million, from $9.2 million in the second quarter of 2013 to $10.4 million in the second quarter of 2014.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as higher payroll taxes.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $8.7 million, or $0.15 per share, compared to net after-tax costs of $2.2 million, or $0.04 per share, in the second quarter of 2013.  The increase in costs was primarily due to after-tax acquisition related expenses in the amount of $5.0 million, or $0.09 per share, as well as the partial reversal of an interim tax benefit recognized in the first quarter of 2014 which adjusted first quarter 2014 consolidated tax expense to the projected, annualized consolidated income tax rate.  This interim tax benefit at the UIL Corporate level will continue to reverse over the year as each segment reflects its seasonal activity.

First Six Months 2014 vs. First Six Months 2013

UIL Holdings’ net income was $64.8 million, or $1.14 per share, for the first six months of 2014, a decrease of $4.9 million, or $0.23 per share, compared to the first six months of 2013.  UIL Holdings’ net income excluding acquisition-related expenses was $76.7 million, or $1.35 per share, an increase of $7 million and a decrease of $0.02 per share, compared to the first six months of 2013.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first six months of 2014 and the first six months of 2013.

	Six Months Ended	Six Months Ended	2014 More (Less)
	June 30, 2014	June 30, 2013	than 2013

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$42.8	$44.2	(1.4)
Gas Distribution	36.8	30.6	6.2
Non-Utility excluding acquisition-related expenses	(2.9)	(5.1)	2.2
Net Income attributable to UIL Holdings excluding acquisition-related expenses	76.7	69.7	7.0
Non-Utility acquisition-related expenses	(11.9)	-	(11.9)
Net Income attributable to UIL Holdings	$64.8	$69.7	$(4.9)

EPS
Electric Distribution and Transmission	$0.75	$0.86	(0.11)
Gas Distribution	0.65	0.60	0.05
Non-Utility excluding acquisition-related expenses	(0.05)	(0.09)	0.04
Net Income attributable to UIL Holdings excluding acquisition-related expenses	1.35	1.37	(0.02)
Non-Utility acquisition-related expenses	(0.21)	-	(0.21)
Total EPS - Basic	$1.14	$1.37	$(0.23)

Total EPS - Diluted	$1.13	$1.36	$(0.23)

EPS - Diluted - Excluding impact of acquisition-related expenses	$1.34	$1.36	$(0.02)

Index
Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $0.7 million, from $383.2 million in the first six months of 2013 to $383.9 million in the first six months of 2014.  Retail revenue increased $9.4 million, which was primarily attributable to increases in distribution sales volume resulting from colder temperatures in the first six months of 2014 compared to the first six months of 2013 as well as increases in distribution rates as a result of the 2013 rate case decision.  Retail sales increased by 14 million kWh, from 2,585 million kWh in the first six months of 2013, to 2,599 million kWh in the first six months of 2014.  Retail sales normalized for the weather impact increased 13 million kWh, from 2,573 million kWh in the first six months of 2013, to 2,586 million kWh in the first six months of 2014.  Other revenues decreased $8.7 million, which was primarily attributable to the net activity of the GSC “working capital allowance” due to timing differences as well as the distribution revenue decoupling adjustment partially offset by lower transmission revenue requirements, as required to achieve the authorized return, which do not directly impact net income.

Purchased power expense increased by $17.1 million, from $68.7 million in the first six months of 2013 to $85.8 million in the first six months of 2014.  The increase was primarily attributable to increased sales volume, as discussed above, as well as increased costs of procured power.

UI’s O&M expense increased by $5.9 million, from $111.2 million in the first six months of 2013 to $117.1 million in the first six months of 2014.  The increase was primarily attributable to increased uncollectible accounts.

UI’s transmission wholesale expenses increased by $2.7 million, from $37.3 million in the first six months of 2013 to $40.0 million in the first six months of 2014.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

Depreciation and amortization expense decreased by $20.1 million, from $52.5 million in the first six months of 2013 to $32.4 million in the first six months of 2014. The decrease was primarily attributable to the absence in 2014 of amortization of the CTA regulatory asset which was fully amortized as of January 2014.

Taxes other than income taxes increased by $2.4 million, from $38.3 million in the first six months of 2013 to $40.7 million in the first six months of 2014.  The increase was primarily attributable to an increase in property taxes due to increases in plant and equipment as well as higher gross receipts tax.

Other income and deductions decreased by $1.4 million, from $9.9 million of other income in the first six months of 2013 to $8.5 million of other income in the first six months of 2014.  The decrease was primarily attributable to a decrease in allowance for funds used during construction (AFUDC) due mainly to a decrease in UI’s average construction work in progress balance.

UI’s interest charges increased by $1.4 million, from $20.1 million in the first six months of 2013 to $21.5 million in the first six months of 2014.  The increase is primarily attributable to increased interest expense on long-term debt.

UI’s income tax expense decreased $9.3 million, from $28.4 million in the first six months of 2013 to $19.1 million the first six months of 2014.  The decrease was primarily attributable to lower pre-tax income in the first six months of 2014 compared to the first six months of 2013, as well as a lower effective tax rate primarily due to the absence of non-normalized CTA amortization in 2014.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $25.1 million in the first six months of 2014, a decrease of $1.4 million, compared to the first six months of 2013.  The decrease was primarily attributable to an increase in uncollectible expense as well as the absence of CTA earnings in the first six months of 2014 as a result of the CTA charge ending in January 2014 and a decrease in income from equity investments, primarily GenConn.

Index
Transmission

The transmission business had total net income of $17.6 million in the first six months of each of 2014 and 2013.

Gas Distribution

The Gas Companies’ operating revenue increased by $38.2 million, from $483.9 million in the first six months of 2013 to $522.1 million in the first six months of 2014.  The increase was primarily attributable to higher sales volume from the impact of colder weather, increased per customer usage in the first six months of 2014 compared to the first six months of 2013, customer growth, increased conservation expense recovery and approved increases in CNG’s rates, partially offset by lower non-firm gross margin returned to firm customers as a result of the Expansion Plan as well as lower off-system sales and CNG’s revenue decoupling adjustment and earnings sharing mechanism.  The decrease in non-firm gross margin returned to firm customers and off-system sales is largely offset by lower purchased gas expense.  Temperatures were colder in the first six months of 2014 compared to the first six months of 2013 which resulted in a 10.4% increase in heating degree days in the first six months of 2014.  The colder temperatures and increased per customer usage in the first six months of 2014 compared to the first six months of 2013 resulted in a $10.2 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in the first six months of 2014.  Retail sales increased by 5.8 million mcf, from 45.6 million mcf in the first six months of 2013, to 51.4 million mcf in the first six months of 2014.  The customer growth in the first six months of 2014 compared to the first six months of 2013 resulted in a $3.7 million increase, pre-tax, in gross margin in the first six months of 2014.

Purchased gas expense increased by $13.3 million, from $278.2 million in the first six months of 2013 to $291.5 million in the first six months of 2014.  The increase was primarily attributable to increased purchased gas rates and higher sales volume due to colder weather, increased per customer usage and customer growth, partially offset by lower off-system sales and lower non-firm gross margin returned to firm customers as discussed above.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $10.6 million, from $75.2 million in the first six months of 2013 to $85.8 million in the first six months of 2014.  The increase was primarily attributable to increased conservation expense, the allocation of UIL Holdings corporate charges, payroll expense and uncollectible expense.  Conservation expenses are fully offset by operating revenues.

Depreciation and amortization expense decreased by $1.8 million, from $41.3 million in the first six months of 2013 to $39.5 million in the first six months of 2014. The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

The Gas Companies’ taxes other than income taxes increased by $2.6 million, from $25.4 million in the first six months of 2013 to $28.0 million in the first six months of 2014.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as higher real estate, personal property and payroll taxes.

Income tax expense increased by $7.3 million, from $17.7 million in the first six months of 2013 to $25.0 million in the first six months of 2014.  The increase was primarily attributable to higher pre-tax income and the absence in 2014 of non-normalized removal costs which resulted in a higher effective tax rate.

Non-Utility

UIL Corporate incurred net after-tax costs of $14.8 million, or $0.26 per share, in the first six months of 2014 compared to net after-tax costs of $5.1 million, or $0.09 per share, in the first six months of 2013.  The increase in costs was primarily due to after-tax acquisition related expenses in the amount of $11.9 million, or $0.21 per share, partially offset by an interim tax benefit which adjusted year to date consolidated tax expense to an amount based on the projected, annualized consolidated income tax rate.  This interim tax benefit recognized at the UIL Corporate level will continue to reverse over the year as each segment reflects its seasonal activity.

Index
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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  As of June 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and provide reasonable assurance that the disclosure controls and procedures accomplish their objectives.

Changes in Internal Control Over Financial Reporting

We implemented an enterprise resource planning system effective January 1, 2014 to replace certain legacy computer systems.  Therefore, the company has made appropriate changes to internal controls, processes and procedures, as is expected with this type of implementation.  None of these changes resulting from the implementation impair or significantly alter the effectiveness of the internal controls over financial reporting.  There have been no other changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

The market area in Philadelphia served by PGW is an area in which we do not currently operate. In order to operate effectively in this new market, we will need to understand the local and regulatory environment, and identify and retain certain employees from PGW.  In addition, in the Asset Purchase Agreement, we have agreed to certain covenants relating to doing business in Philadelphia and also agreed to maintain base rates and discount programs currently mandated by the Pennsylvania Public Utility Commission through December 31, 2017, and to establish dual corporate headquarters in New Haven and Philadelphia.  If we are not successful in these initiatives or in operating in this new geographic area, we may not be able to realize the expected benefits of the Acquisition.

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

UIL Holdings repurchased 20,070 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Share that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased*	Per Share	Programs	Programs
April 1-30	15,750	36.67	None	None
May 1-31	3,580	36.56	None	None
June 1-30	740	36.51	None	None
Total	20,070	36.64	None	None

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 6, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three- and six-month periods ended June 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the three- and six-month periods ended June 30, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	8/6/14	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer