Form 10-Q
period 2014-09-30
UIL HOLDINGS CORP
filed 2014-11-04
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to ______

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
Yes ☐            No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of October 31, 2014 was 56,546,266.

INDEX

PART I.  FINANCIAL INFORMATION

Index
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Operating Revenues	$293,026	$316,478	$1,198,982	$1,183,591

Operating Expenses
Operation
Purchased power	37,962	37,314	123,771	105,996
Natural gas purchased	30,814	37,343	322,296	315,520
Operation and maintenance	95,251	89,810	290,828	273,539
Transmission wholesale	25,802	28,659	65,777	65,994
Depreciation and amortization (Note F)	35,578	50,761	112,408	146,537
Taxes - other than income taxes (Note F)	32,897	32,389	102,974	96,335
Rate case disallowances	-	17,543	-	17,543
Acquisition-related expenses (Note A)	570	-	6,090	-
Total Operating Expenses	258,874	293,819	1,024,144	1,021,464
Operating Income	34,152	22,659	174,838	162,127

Other Income and (Deductions), net
Acquisition-related bridge facility fees (Note A)	(849)	-	(15,188)	-
Other income and (deductions) (Note F)	4,336	5,153	12,822	15,718
Total Other Income and (Deductions), net	3,487	5,153	(2,366)	15,718

Interest Charges, net
Interest on long-term debt	22,386	21,896	67,286	65,272
Other interest, net	636	(106)	1,203	2,442
	23,022	21,790	68,489	67,714
Amortization of debt expense and redemption premiums	619	609	1,833	1,819
Total Interest Charges, net	23,641	22,399	70,322	69,533

Income from Equity Investments	3,492	3,930	10,398	11,590

Income Before Income Taxes	17,490	9,343	112,548	119,902

Income Taxes (Note E)	4,986	4,186	35,276	45,004

Net Income	12,504	5,157	77,272	74,898
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	6	13	(21)	39

Net Income attributable to UIL Holdings	$12,498	$5,144	$77,293	$74,859

Average Number of Common Shares Outstanding - Basic	56,855	50,989	56,827	50,956
Average Number of Common Shares Outstanding - Diluted	57,133	51,231	57,114	51,237

Earnings Per Share of Common Stock - Basic (Note A)	$0.22	$0.10	$1.36	$1.47

Earnings Per Share of Common Stock - Diluted (Note A)	$0.22	$0.10	$1.35	$1.46

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Net Income	$12,504	$5,157	$77,272	$74,898
Other Comprehensive Income (Loss), net of deferred income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	(104)	247	126	481
Other	(6)	3	3	(25)
Total Other Comprehensive Income (Loss), net of income taxes	(110)	250	129	456
Comprehensive Income	12,394	5,407	77,401	75,354
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	6	13	(21)	39
Comprehensive Income Attributable to UIL Holdings	$12,388	$5,394	$77,422	$75,315

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
Current Assets
Unrestricted cash and temporary cash investments	$102,801	$69,153
Restricted cash	1,651	2,046
Accounts receivable less allowance of $10,481 and $11,545, respectively	212,379	245,252
Unbilled revenues	55,194	93,050
Current regulatory assets (Note A)	69,721	332,391
Natural gas in storage, at average cost	91,306	79,917
Deferred income taxes	-	21,742
Refundable taxes	13,870	8,244
Current portion of derivative assets (Note A)	6,861	9,098
Prepayments	23,437	14,989
Other	10,564	12,122
Total Current Assets	587,784	888,004

Other investments
Equity investment in GenConn (Note A)	114,305	118,241
Other	25,333	26,348
Total Other investments	139,638	144,589

Net Property, Plant and Equipment (Note A)	3,185,386	3,068,680

Regulatory Assets (Note A)	621,605	703,739

Deferred Charges and Other Assets
Unamortized debt issuance expenses	13,994	15,518
Derivative assets (Note A)	21,945	44,349
Goodwill	266,205	266,205
Other	21,184	13,136
Total Deferred Charges and Other Assets	323,328	339,208

Total Assets	$4,857,741	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
Current Liabilities
Line of credit borrowings	$10,000	$-
Current portion of long-term debt	6,526	11,834
Accounts payable	111,484	164,416
Dividends payable	24,361	24,392
Accrued liabilities	91,458	78,125
Current regulatory liabilities (Note A)	30,043	261,729
Taxes accrued	17,633	23,490
Deferred income taxes	17,271	-
Interest accrued	25,714	21,933
Current portion of derivative liabilities (Note A)	23,404	26,904
Total Current Liabilities	357,894	612,823

Deferred Income Taxes	569,301	540,542

Regulatory Liabilities (Note A)	513,722	445,092

Other Noncurrent Liabilities
Pension accrued	157,934	170,853
Other post-retirement benefits accrued	79,016	78,539
Derivative liabilities (Note A)	59,948	169,327
Other	46,733	49,047
Total Other Noncurrent Liabilities	343,631	467,766

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,713,986	1,723,842

Preferred Stock, not subject to mandatory redemption	119	340

Common Stock Equity
Common stock	1,149,739	1,145,950
Paid-in capital	19,583	22,272
Retained earnings	189,102	185,058
Accumulated other comprehensive income (loss)	664	535
Net Common Stock Equity	1,359,088	1,353,815

Total Capitalization	3,073,193	3,077,997

Total Liabilities and Capitalization	$4,857,741	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$77,272	$74,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,241	148,356
Deferred income taxes	32,524	17,501
Allowance for funds used during construction (AFUDC) - equity	(6,869)	(8,085)
Stock-based compensation expense (Note A)	3,441	4,104
Pension expense	23,508	36,756
Undistributed (earnings) losses in equity investments	(9,801)	(11,622)
Rate case disallowances	-	17,543
Regulatory activity, net	83,021	35,176
Other non-cash items, net	995	2,156
Changes in:
Accounts receivable, net	31,737	36,930
Unbilled revenues	37,856	34,474
Natural gas in storage	(2,484)	(4,023)
Prepayments	(8,391)	(13,615)
Cash distributions from GenConn	10,404	7,704
Accounts payable	(38,298)	(54,889)
Interest accrued	3,781	1,962
Taxes accrued/refundable, net	(11,483)	24,248
Accrued liabilities	11,080	(5,065)
Accrued pension	(32,422)	(69,963)
Accrued other post-employment benefits	(3,528)	(6,106)
Other assets	469	(512)
Other liabilities	6,500	(22)
Total Adjustments	246,281	193,008
Net Cash provided by Operating Activities	323,553	267,906

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(196,171)	(224,172)
Acquisition of Milford LNG	(20,110)	-
Cash distributions from GenConn	3,927	2,063
Changes in restricted cash	395	918
Deposits in New England East West Solution (NEEWS) (Note C)	(5,068)	(982)
Other	690	350
Net Cash provided by (used in) Investing Activities	(216,337)	(221,823)

Cash Flows from Financing Activities
Issuance of common stock	-	72
Payments on long-term debt	(10,000)	(20,000)
Line of credit borrowings (repayments), net	10,000	40,000
Payment of common stock dividend	(73,280)	(65,695)
Other	(288)	379
Net Cash provided by (used in) Financing Activities	(73,568)	(45,244)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	33,648	839
Balance at beginning of period	69,153	17,857
Balance at end of period	102,801	18,696

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$18,461	$21,149
Plant expenditures funded by deposits in NEEWS	$-	$(18,469)
Deposits in New England East West Solution (NEEWS)	$-	$18,469

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

Basis of Presentation

The financial statements of UIL Holdings are prepared on a consolidated basis and therefore include the accounts of UIL Holdings’ majority-owned subsidiaries noted above.  Intercompany accounts and transactions have been eliminated in consolidation.  The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  We believe that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in our opinion, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

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

The Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approvals from the Philadelphia City Council (City Council) and the Pennsylvania Public Utility Commission.  The Asset Purchase Agreement also contains termination provisions, including the right by either UIL Holdings or the City of Philadelphia to terminate the Asset Purchase Agreement if the Acquisition has not been consummated prior to March 31, 2015, subject to certain extension rights.  Since July 16, 2014, we have had the right to terminate the Asset Purchase Agreement pursuant to its terms because the City Council has not enacted an ordinance approving the Acquisition.  On October 27, 2014, the City Council announced that it would not endorse the sale of PGW.  In light of the City Council’s announcement, we are in the process of determining whether to exercise this contractual right and what future actions, if any, will be taken.   Without future action by either party, the Asset Purchase Agreement provides that it will terminate automatically on December 31, 2014.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of September 30, 2014, UIL Holdings incurred pre-tax acquisition-related expenses of approximately $21.3 million, $6.1 million of which represents legal, investment banking, and due diligence costs that are included in operating expenses and $15.2 million of which are fees associated with a Bridge Term Loan Agreement (Bridge Facility) that is included in other income and (deductions) in the Consolidated Statement of Income.  See Note (D) “Short-Term Credit Arrangements” for additional information about the Bridge Facility.

Milford LNG Purchase

On July 31, 2014, United Resources, Inc., a wholly owned subsidiary of UIL Holdings, purchased from Iberdrola USA, Inc. and certain of its subsidiaries, all of the outstanding equity of certain entities (the Purchased Entities) owning (a) a 14.6 million gallon liquefied natural gas (LNG) storage tank operated by SCG and located on property owned by SCG in Milford, Connecticut (the Tank), (b) certain equipment, materials and supplies used in or useful for the operation of the Tank (together with the Tank, the Assets) and (c) the LNG inventory for a cash purchase price of approximately $20.2 million.  The structure and the pricing of the transaction are intended to maintain the current regulatory structure of the Purchased Entities and the Assets, and have no impact on customers.  The Assets earn a rate of return equal to SCG’s allowed rate of return.

Derivatives

Our regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Gross derivative assets:
Current Assets	$6,861	$9,098
Deferred Charges and Other Assets	$21,945	$44,349

Gross derivative liabilities:
Current Liabilities	$23,404	$26,976
Noncurrent Liabilities	$59,948	$169,327

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of September 30, 2014, UI has recorded a gross derivative asset of $28.8 million ($6.7 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $61.2 million, a gross derivative liability of $83.4 million ($55.7 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $6.6 million  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The unrealized (gains) and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three- and nine-month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$393	$(5,585)	$(81,623)	$(28,849)

Regulatory Liabilities - Derivative assets	$5,077	$-	$(6,616)	$-

The fluctuations in unrealized gains in the three- and nine-month periods ended September 30, 2014 compared to September 30, 2013 are primarily due to increases in forward prices for capacity and reserves as a result of ISO New England market rule changes.

Weather Insurance Contracts

On an annual basis, SCG and Berkshire each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company; in addition, under certain of the contracts, if temperatures are colder than normal at a prescribed level for the contract period, the gas company is required to make a payment.  The premiums paid are amortized over the terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).  As a result of PURA’s approval of a decoupling mechanism for CNG which went into effect in January 2014, CNG does not enter into weather insurance contracts.

In September 2014, SCG and Berkshire entered into weather insurance contracts for the winter period of November 1, 2014 through April 30, 2015.  If temperatures are warmer than normal, SCG and Berkshire will receive payments up to a maximum of $3 million and $1 million, respectively.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three- and nine‑month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$12,498	$5,144	$77,293	$74,859
Less: Net income allocated to unvested units	7	5	45	83
Net income attributable to common shareholders	$12,491	$5,139	$77,248	$74,776

Denominator:
Basic average number of shares outstanding	56,855	50,989	56,827	50,956
Effect of dilutive securities (1)	278	242	287	281
Diluted average number of shares outstanding	57,133	51,231	57,114	51,237

Earnings per share:
Basic	$0.22	$0.10	$1.36	$1.47
Diluted	$0.22	$0.10	$1.35	$1.46

(1)	Includes unvested restricted stock and performance shares.

Equity Investments

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $114.3 million and $118.2 million as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014, there was approximately $0.1 million of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $3.5 million and $3.9 million for the three‑month periods ended September 30, 2014 and 2013, respectively.  UI’s pre-tax income from its equity investment in GenConn was $10.4 million and $11.6 million for the nine-month periods ending September 30, 2014 and 2013, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $5.5 million during the three-month period ended September 30, 2014.  Due to timing, UI did not receive any cash distributions from GenConn during the three‑month period ended September 30, 2013.  During the nine-month periods ending September 30, 2014 and 2013, UI received cash distributions from GenConn of approximately $14.3 million and $9.8 million, respectively.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

Unless otherwise stated below, all of our regulatory assets earn a return.  Our regulatory assets and liabilities as of September 30, 2014 and December 31, 2013 included the following:

	Remaining Period	September 30, 2014	December 31, 2013
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$-	$238,868
Unamortized redemption costs	7 to 19 years	10,700	11,301
Pension and other post-retirement benefit plans	(b)	311,033	316,076
Environmental remediation costs	6 years	14,757	14,953
Hardship programs	(c)	27,119	25,019
Debt premium	1 to 24 years	28,763	34,178
Deferred purchased gas	(d)	-	2,556
Income taxes due principally to book-tax differences	(m)	155,191	149,015
Deferred income taxes	(e)	46,734	32,517
Contracts for differences	(f)	61,163	142,743
Excess generation service charge	(g)	-	6,909
Deferred transmission expense	(h)	3,272	9,615
Storm Costs	(i)	-	14,752
Other	(j)	32,594	37,628
Total regulatory assets		691,326	1,036,130
Less current portion of regulatory assets		69,721	332,391
Regulatory Assets, Net		$621,605	$703,739

Regulatory Liabilities:
Accumulated deferred investment tax credits	29 years	$4,355	$4,465
Income taxes due principally to book-tax differences	(m)	-	200,673
Deferred gain on sale of property	(a)	-	37,933
Excess generation service charge	(g)	25,296	-
Middletown/Norwalk local transmission network service collections	35 years	20,972	21,402
Pension and other post-retirement benefit plans	6 years	24,465	27,686
Asset retirement obligation	(k)	6,604	5,593
Low income programs	(l)	30,158	25,300
Asset removal costs	(j)	333,712	319,530
Deferred income taxes	(e)	26,247	43,421
Contracts for differences	(f)	6,608	-
Deferred purchased gas	(d)	6,596	-
Non-firm margin sharing credits	10 years	29,339	-
Other	(j)	29,413	20,818
Total regulatory liabilities		543,765	706,821
Less current portion of regulatory liabilities		30,043	261,729
Regulatory Liabilities, Net		$513,722	$445,092

a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Balances are fully offset by amounts primarily included in income taxes, due principally to book-tax differences.  Total CTA costs recovery and stranded cost amortization are complete.  As a result of the outcome of UI’s 2013 distribution rate request, PURA approved UI’s proposed rate treatment to leave CTA rates unchanged until January 1, 2014 at which point the charge ended.  The remaining balances were eliminated.  See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Other Proceedings” for additional information.
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
(g) Regulatory asset or liability which defers generation-related and nonbypassable federally mandated congestion costs or revenues for future recovery from or return to customers.  Amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.
(h) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(i) Storm costs include accumulated costs for major storms occurring from January 2009 forward. See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Rates” for a discussion of the recovery of these costs.
(j) Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes decoupling ($5.5 million) and certain other amounts that are not currently earning a return. See Note (C) “Regulatory Proceedings for a discussion of the decoupling recovery period.
(k) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(l) Various hardship and payment plan programs approved for recovery.
(m) Amortization period and/or balance vary depending on the nature and/or remaining life of the underlying assets/liabilities; balances contain regulatory liabilities related to the CTA as well as regulatory assets not related to the CTA.  Due to the end of the CTA charge, the CTA regulatory liabilities are classified as current regulatory liabilities as of December 31, 2013 and the regulatory assets not related to the CTA are reclassified as long-term regulatory assets.

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), target amounts of 123,940, 2,430, and 2,340 performance shares were granted to certain members of management in March 2014, May 2014 and August 2014; the averages of the high and low market prices on the grant dates, which approximate fair value, were $35.87 per share, $36.23 per share, and $34.90 per share respectively.

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

In June 2014, 9,540 shares of previously-granted performance shares and 2,177 shares of previously-granted restricted stock were forfeited.

Total stock-based compensation expense for the three-month periods ended September 30, 2014 and 2013 was an immaterial amount and $1.1 million, respectively.  Total stock-based compensation expense for the nine-month periods ended September 30, 2014 and 2013 was $3.4 million and $4.1 million, respectively.

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

Common Stock

UIL Holdings had 56,546,266 shares of its common stock, no par value, outstanding at September 30, 2014.

Long‑Term Debt

In August 2014, CNG repaid, upon maturity, all of its outstanding 8.12% Medium Term Notes, Series B, totaling $5 million.  Also in August 2014, CNG redeemed all of its outstanding 8.49% Medium Term Notes, Series B, totaling $5 million.

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

CNG has authorized 884,315 shares of its 8.00% non-callable cumulative preferred stock with a par value of $3.125 per share.  As of September 30, 2014, there were 108,706 shares issued and outstanding with a value of approximately $0.3 million, including 70,699 shares that were acquired by CNG’s parent, CTG Resources, Inc. on June 5, 2014, at a purchase price of $10.25 per share, or an aggregate amount of $0.7 million, pursuant to a tender offer.

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

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  As a result of PURA’s final decision in UI’s final CTA reconciliation proceeding, the remaining storm regulatory asset was offset against the remaining CTA and Connecticut Yankee DOE litigation regulatory liabilities.  See Note “–Electric Distribution and Transmission – Other Proceedings” for additional information.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for all of 2014, for 70% of its standard service load for the first half of 2015 and 30% for the second half of 2015.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of September 30, 2014 UI would have had to post an aggregate of approximately $9.7 million in collateral.

New Renewable Source Generation

Under Connecticut Public Act No. 11-80, “An Act Concerning the Establishment of the Department of Energy and Environmental Protection and Planning for Connecticut's Energy Future” (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from renewable generators

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

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

Section 8 of PA 13-303 authorized DEEP to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  At the direction of DEEP, in January 2014, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England, which were subsequently approved by PURA.  PA 13‑303 provides that costs of any such agreements will be fully recoverable through electric rates.

Transmission

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  For 2014, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.0% to 12.2%.  This range includes the impact of the FERC order issued on October 16, 2014 and excludes any impacts of the reserve adjustment, both of which are discussed below.

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

On August 6, 2013, the presiding Administrative Law Judge issued an initial decision finding that the existing base ROE was unjust and unreasonable, and that the just and reasonable base ROE is 10.6% for the refund period and 9.7% for the period after a final opinion is issued by the FERC, prior to any adjustments that may be applied by the FERC in

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

a final order based on the change in 10-year U.S. Treasury Bond rates from the date hearings closed to the date of the FERC’s order.  We recorded a reserve for the refund period related to the Initial Complaint of $2.6 million pre-tax during the third quarter of 2013 based upon our assessment of the ultimate outcome of the proceeding.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective December 27, 2012 (Second Complaint).

On June 19, 2014, FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%.  In the June Order, FERC adopted a new method for determining cost of equity, changing from a one-step discounted cash flow (DCF) methodology to a two-step DCF, which includes a long-term growth component.  FERC also discontinued its past practice of adjusting the ROE to reflect changes in U.S. Treasury bond yields from the date of closing of the evidentiary record to the date of FERC decision.  In addition, FERC determined that it was inappropriate for the Administrative Law Judge to establish two separate ROEs, ordering that the final ROE, once determined, would apply to the refund period and prospectively.

The June Order applied the two-step DCF methodology, using an assumed long-term growth rate based on the Gross Domestic Product, to tentatively find that the zone of reasonableness for the New England transmission owners is 7.03% to 11.74%.  Within that tentative zone of reasonableness, FERC found that, taking into account the unusual capital market conditions, the just and reasonable base ROE for the New England transmission owners’ tariff should be set halfway between the midpoint of the zone of reasonableness and the top of the zone of reasonableness, which, based on the record thus far in the proceeding, is 10.57%.   In connection with the application of the two-step DCF method, FERC established a paper hearing process following which FERC confirmed in its order on October 16, 2014 (October Order) that the Gross Domestic Product was the appropriate long-term growth rate to be used when calculating the base ROE.  Also in the October Order, the FERC set the New England transmission owners base ROE at 10.57% with a total or maximum ROE including incentives not to exceed 11.74%, for both the refund period and going forward effective on October 16, 2014.

Also on June 19, 2014, FERC announced it would institute hearing and settlement judge procedures in the Second Complaint.   FERC determined there would be a 15-month refund period beginning December 27, 2012.  If settlement procedures are unsuccessful and this complaint is litigated, a final FERC order would likely be issued in 2016.  On October 21, 2014, the Settlement Judge recommended termination of settlement proceedings as the parties had indicated that they are at an impasse.

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

During the third quarter, we updated our assessment based upon the most recent information available.  Although we cannot predict the outcome of the proceedings involving the Second and Third Complaints, we have recorded reserves relating to potential refunds to customers, recording an additional pre-tax reserve of $5.3 million during the third quarter of 2014.

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

As of September 30, 2014, UI had made aggregate deposits of $40.2 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the GSRP, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the GSRP.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.5 million and $0.3 million in the three-month periods ended September 30, 2014 and 2013, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.2 million in each of the nine-month periods ended September 30, 2014 and 2013.

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

GenConn filed a revenue requirements request with PURA on June 25, 2014, seeking approval of its 2015 revenue requirements for the period commencing January 1, 2015 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2014.

Other Proceedings

On October 2, 2014, PURA issued a draft decision in a docket addressing UI’s semi-annual Generation Service Charge (GSC), bypassable federally mandated congestion charge and the nonbypassable federally mandated congestion charge reconciliations.  PURA’s draft decision, for which UI has filed written exceptions and will present oral arguments, if adopted without change as the final

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

decision, would allow for recovery of $8.3 million of the $11.3 million request included in UI’s filing for the reconciliation of certain revenues and expenses relating to the period from 2004 through 2013 and result in UI recording a pre-tax write-off of approximately $3.1 million during the fourth quarter of 2014.

On October 20, 2014, PURA issued a draft decision in UI’s final CTA reconciliation proceeding. Based upon our assessment, we believe that it is probable that the final decision will result in the extinguishment of all remaining CTA balances and, as such, we have eliminated the CTA balances as of September 30, 2014. In addition, the draft decision allowed for the application of an approximate $8.2 million remaining CTA regulatory liability as well as an approximate $12.0 million regulatory liability related to the Connecticut Yankee DOE litigation against the storm regulatory asset balance.   The remaining regulatory liability balance was applied to the GSC “working capital allowance” and will be returned to customers through the nonbypassable federally mandated congestion charge.

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

As of September 30, 2014, there was $10 million in borrowings outstanding under the existing revolving credit agreement among UIL Holdings, certain of its subsidiaries and a group of banks, that expires on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2015 and June 16, 2015.  Available credit under the UIL Holdings Credit Facility at September 30, 2014 totaled $385.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing its working capital requirements.

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

On March 28, 2014, in connection with the Acquisition, UIL Holdings and its subsidiary, WGP Acquisition LLC (WGP), entered into a 364-day Bridge Term Loan Agreement (Bridge Facility) with a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent in an aggregate principal amount of up to $1.9 billion.  Under the Bridge Facility, UIL Holdings may borrow the full amount and WGP may borrow up to $950 million, subject to the aggregate limit of $1.9 billion.  UIL Holdings and WGP will be severally liable for their respective borrowings.  Any undrawn commitments under the Bridge Facility will automatically be terminated on the date of the closing of the Acquisition.  As of September 30, 2014, there were no amounts outstanding under the Bridge Facility.

(E)	INCOME TAXES

Differences in the treatment of certain transactions for book and tax purposes cause UIL Holdings’ overall effective tax rate to differ from the statutory tax rate.  In accordance with ASC 740, we use an estimated annual effective tax rate approach to calculate interim period income tax expense for ordinary income.   We also record separate income tax effects for significant unusual or infrequent items such as the Acquisition.

Consolidated income tax expense decreased $9.7 million for the first nine months of 2014, as compared to the first nine months of 2013 due primarily to a lower annualized effective tax rate and the Acquisition.  The annualized effective tax rate decreased from 37.9% for the nine months ended September 30, 2013 to 32.9% for the nine months ended September 30, 2014 due primarily to the absence in 2014 of non-normalized CTA amortization as well as favorable changes in state flow through depreciation.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$32,860	$30,870	$97,208	$89,788
Amortization of regulatory assets	2,718	19,891	15,200	56,749
Total Depreciation and Amortization	$35,578	$50,761	$112,408	$146,537

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$16,199	$17,780	$54,671	$54,873
Local real estate and personal property	13,310	12,417	37,399	34,416
Payroll taxes	3,046	2,069	9,877	6,584
Other	342	123	1,027	462
Total Taxes - Other than Income Taxes	$32,897	$32,389	$102,974	$96,335

Other Income and (Deductions)
Interest income	$666	$243	$1,731	$1,449
Allowance for funds used during construction - equity	1,949	2,751	6,869	8,085
Allowance for funds used during construction - debt	1,201	1,533	4,032	5,869
Weather insurance	-	-	(2,437)	-
Other	520	626	2,627	315
Total Other Income and (Deductions)	$4,336	$5,153	$12,822	$15,718

(G)	PENSION AND OTHER BENEFITS

During the nine months ended September 30, 2014, we made pension contributions of $23.0 million.  No further contributions are expected during the remainder of 2014.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three- and nine‑month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,896	$3,696	$404	$481
Interest cost	11,019	9,988	1,487	1,384
Expected return on plan assets	(13,560)	(12,863)	(700)	(648)
Amortization of:
Prior service costs	73	151	71	(13)
Actuarial loss	3,097	5,208	(172)	444
Settlements (1)	-	632	-	-
Net periodic benefit cost	$3,525	$6,812	$1,090	$1,648

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$8,688	$11,088	$1,212	$1,443
Interest cost	33,057	29,964	4,461	4,152
Expected return on plan assets	(40,680)	(38,589)	(2,100)	(1,944)
Amortization of:
Prior service costs	219	453	213	(39)
Actuarial loss	9,291	15,624	(516)	1,332
Settlements (1)	-	632	-	-
Net periodic benefit cost	$10,575	$19,172	$3,270	$4,944

	Three and Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013

Discount rate	4.90%-5.20%	4.00%-4.25%	4.85%-5.20%	4.00%-4.25%
Average wage increase	3.50%-3.80%	3.50%-3.80%	N/A	N/A
Return on plan assets	7.75%-8.00%	7.75%-8.00%	5.56%-8.00%	5.56%-8.00%
Composite health care trend rate (current year)	N/A	N/A	7.00%	7.50%
Composite health care trend rate (2018 forward)	N/A	N/A	5.00%	5.00%

(1)	Reflects settlement charges resulting from a distribution to a former employee upon retirement
N/A – not applicable

(H)  RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for each of the three‑month periods ended September 30, 2014 and 2013 totaled $0.4 million.  UIL Holdings’ lease payments for this office space for each of the nine-month periods ended September 30, 2014 and 2013 totaled $1.4 million and $1.1 million, respectively.

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company, an inactive nuclear generating company (Connecticut Yankee), the carrying value of which was $0.2 million as of September 30, 2014.  Connecticut Yankee has completed the physical decommissioning of its generation facilities and is now engaged primarily in the long-term storage of its spent nuclear fuel. Connecticut Yankee collects its costs through wholesale

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

FERC-approved rates from UI and several other New England utilities.  UI recovers these costs from its customers through electric rates.

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

In December 2007, Connecticut Yankee filed a second set of complaints with the United States Court of Federal Claims against the DOE seeking damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In November 2013, the court issued a final judgment, which was not appealed, awarding Connecticut Yankee damages of $126.3 million.  In light of its ownership share, in June 2014, UI received approximately $12.0 million of such award which was applied, in part, against the remaining storm regulatory asset balance.  The remaining regulatory liability balance was applied to the GSC “working capital allowance” and will be returned to customers through the nonbypassable federally mandated congestion charge.  See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Other Proceedings” for additional information.

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

Site Decontamination, Demolition and Remediation Costs

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of September 30, 2014, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act, which was denied without prejudice.  In

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

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

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of September 30, 2014 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  We cannot presently reasonably estimate the costs or range of costs of remediation or the likelihood of recoverability.  As a result, as of September 30, 2014, we have not recorded any liabilities related to these properties.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  We estimate that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will amount to approximately $2.9 million and have recorded a liability and offsetting regulatory asset for such expenses as of September 30, 2014.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party for the site by the EPA in 1990.  In December 2002, Berkshire reached a settlement with GE which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of September 30, 2014, we had accrued approximately $1.2 million and established a regulatory asset for these and future

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth the fair value of our financial assets and liabilities, other than pension benefits and other postretirement benefits, as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014	(In Thousands)
Assets:
Derivative assets	$-	$-	$28,806	$28,806
Noncurrent investments	11,249	-	-	11,249
Deferred Compensation Plan	3,502	-	-	3,502
Supplemental retirement benefit trust life insurance policies	-	8,259	-	8,259
	$14,751	$8,259	$28,806	$51,816

Liabilities:
Derivative liabilities	$-	$-	$83,352	$83,352
Long-term debt	-	1,915,475	-	1,915,475
	$-	$1,915,475	$83,352	$1,998,827

Net fair value assets/(liabilities), September 30, 2014	$14,751	$(1,907,216)	$(54,546)	$(1,947,011)

December 31, 2013
Assets:
Derivative assets	$-	$-	$53,447	$53,447
Noncurrent investments	11,148	-	-	11,148
Deferred Compensation Plan	3,775	-	-	3,775
Supplemental retirement benefit trust life insurance policies	-	7,898	-	7,898
	$14,923	$7,898	$53,447	$76,268

Liabilities:
Derivative liabilities	$-	$-	$196,233	$196,233
Long-term debt	-	1,846,867	-	1,846,867
	$-	$1,846,867	$196,233	$2,043,100

Net fair value assets/(liabilities), December 31, 2013	$14,923	$(1,838,969)	$(142,786)	$(1,966,832)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2014 or December 31, 2013 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

		Range at	Range at
	Unobservable Input	September 30, 2014	December 31, 2013

Contracts for differences	Risk of non-performance	0.00% - 0.64%	0.00% - 0.62%
	Discount rate	1.78% - 2.64%	1.75% - 3.21%
	Forward pricing ($ per MW)	$3.15 - $14.59	$1.40 - $9.83

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

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of September 30, 2014 and December 31, 2013 in the active markets for the various funds within which the assets are held.

Long-term debt is carried at cost on the consolidated balance sheet.  The fair value of long-term debt as displayed in the table above is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine-month period ended September 30, 2014.

Nine Months Ended September 30, 2014
(In Thousands)

Net derivative assets/(liabilities), December 31, 2013	$(142,786)
Unrealized gains and (losses), net	88,240
Net derivative assets/(liabilities), September 30, 2014	$(54,546)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of September 30, 2014	$88,240

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the nine-month period ended September 30, 2014.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Nine Months Ended September 30, 2014
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2013	$142,786
Unrealized (gains) and losses, net	(88,240)
Net regulatory assets/(liabilities), September 30, 2014	$54,546

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION

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

	Three months ended September 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$134,289	$62,926	$197,215	$94,708	$1,103	$293,026
Purchased power and gas	37,962	-	37,962	30,504	310	68,776
Operation and maintenance	42,819	11,456	54,275	44,950	(3,974)	95,251
Transmission wholesale	-	25,802	25,802	-	-	25,802
Depreciation and amortization	11,943	4,208	16,151	16,477	2,950	35,578
Taxes - other than income taxes	14,244	10,441	24,685	9,082	(870)	32,897
Acquisition-related expenses	-	-	-	-	570	570
Operating Income	27,321	11,019	38,340	(6,305)	2,117	34,152

Other Income and (Deductions), net	2,877	881	3,758	702	(973)	3,487

Interest Charges, net	7,590	3,375	10,965	7,116	5,560	23,641

Income from Equity Investments	3,492	-	3,492	-	-	3,492

Income (Loss) Before Income Taxes	26,100	8,525	34,625	(12,719)	(4,416)	17,490

Income Taxes	8,173	3,048	11,221	(6,229)	(6)	4,986
Net Income (Loss)	17,927	5,477	23,404	(6,490)	(4,410)	12,504
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	6	-	6
Net Income (Loss) attributable to UIL Holdings	$17,927	$5,477	$23,404	$(6,496)	$(4,410)	$12,498

Total Capital Expenditures (1)	$-	$-	$31,523	$32,926	$6,181	$70,630

	Three months ended September 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$151,369	$67,830	$219,199	$97,244	$35	$316,478
Purchased power and gas	37,314	-	37,314	37,343	-	74,657
Operation and maintenance	43,387	11,532	54,919	36,271	(1,380)	89,810
Transmission wholesale	-	28,659	28,659	-	-	28,659
Depreciation and amortization	28,397	4,152	32,549	17,202	1,010	50,761
Taxes - other than income taxes	13,390	10,466	23,856	8,410	123	32,389
Rate case disallowances	17,543	-	17,543	-	-	17,543
Operating Income	11,338	13,021	24,359	(1,982)	282	22,659

Other Income and (Deductions), net	3,534	746	4,280	234	639	5,153

Interest Charges, net	6,088	2,763	8,851	7,507	6,041	22,399

Income from Equity Investments	3,930	-	3,930	-	-	3,930

Income (Loss) Before Income Taxes	12,714	11,004	23,718	(9,255)	(5,120)	9,343

Income Taxes	5,607	3,890	9,497	(2,970)	(2,341)	4,186
Net Income (Loss)	7,107	7,114	14,221	(6,285)	(2,779)	5,157
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	13	-	13
Net Income (Loss) attributable to UIL Holdings	$7,107	$7,114	$14,221	$(6,298)	$(2,779)	$5,144

Total Capital Expenditures (1)	$-	$-	$41,310	$25,968	$12,910	$80,188

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION (Continued)
(In Thousands)

	Nine months ended September 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$397,384	$183,715	$581,099	$616,780	$1,103	$1,198,982
Purchased power and gas	123,771	-	123,771	321,986	310	446,067
Operation and maintenance	135,282	36,049	171,331	130,761	(11,264)	290,828
Transmission wholesale	-	65,777	65,777	-	-	65,777
Depreciation and amortization	35,902	12,635	48,537	55,994	7,877	112,408
Taxes - other than income taxes	38,597	26,832	65,429	37,080	465	102,974
Acquisition-related expenses	-	-	-	-	6,090	6,090
Operating Income	63,832	42,422	106,254	70,959	(2,375)	174,838

Other Income and (Deductions), net	9,503	2,793	12,296	(587)	(14,075)	(2,366)

Interest Charges, net	22,661	9,832	32,493	21,320	16,509	70,322

Income from Equity Investments	10,398	-	10,398	-	-	10,398

Income (Loss) Before Income Taxes	61,072	35,383	96,455	49,052	(32,959)	112,548

Income Taxes	18,015	12,262	30,277	18,749	(13,750)	35,276
Net Income (Loss)	43,057	23,121	66,178	30,303	(19,209)	77,272
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	(21)	-	(21)
Net Income (Loss) attributable to UIL Holdings	$43,057	$23,121	$66,178	$30,324	$(19,209)	$77,293

Total Capital Expenditures (1)	$-	$-	$91,600	$78,278	$26,293	$196,171

	Nine months ended September 30, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$421,959	$180,412	$602,371	$581,115	$105	$1,183,591
Purchased power and gas	105,996	-	105,996	315,520	-	421,516
Operation and maintenance	132,919	33,212	166,131	111,496	(4,088)	273,539
Transmission wholesale	-	65,994	65,994	-	-	65,994
Depreciation and amortization	72,924	12,123	85,047	58,515	2,975	146,537
Taxes - other than income taxes	36,860	25,260	62,120	33,769	446	96,335
Rate case disallowances	17,543	-	17,543	-	-	17,543
Operating Income	55,717	43,823	99,540	61,815	772	162,127

Other Income and (Deductions), net	10,687	3,465	14,152	(298)	1,864	15,718

Interest Charges, net	19,834	9,104	28,938	22,415	18,180	69,533

Income from Equity Investments	11,590	-	11,590	-	-	11,590

Income (Loss) Before Income Taxes	58,160	38,184	96,344	39,102	(15,544)	119,902

Income Taxes	24,464	13,474	37,938	14,770	(7,704)	45,004
Net Income (Loss)	33,696	24,710	58,406	24,332	(7,840)	74,898
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	39	-	39
Net Income (Loss) attributable to UIL Holdings	$33,696	$24,710	$58,406	$24,293	$(7,840)	$74,859

Total Capital Expenditures (1)	$-	$-	$124,437	$63,771	$35,964	$224,172

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at September 30, 2014	$-	$-	$2,709,623	$1,996,825	$151,293	$4,857,741

Total Assets at December 31, 2013	$-	$-	$2,950,707	$2,010,246	$183,267	$5,144,220

(1)
Information for segmenting total capital expenditures between Distribution and Transmission is not available.  Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

(2)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column.  Net plant in service is segregated by segment and, as of September 30, 2014, was $1,236.8 million and $658.2 million for Distribution and Transmission, respectively.  As of December 31, 2013, net plant in service was $1,181.1 million and $656.0 million for Distribution and Transmission, respectively.

(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of September 30, 2014 and December 31, 2013.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approvals from the Philadelphia City Council (City Council) and the Pennsylvania Public Utility Commission.  The Asset Purchase Agreement contains representations and warranties customary for transactions of this type.  Under the Asset Purchase Agreement, we agreed to (1) submit an economic opportunity plan to the City of Philadelphia, (2) establish an advisory board for the PGW operations, a substantial majority of members of which must be residents of Philadelphia, and (3) increase the size of our board of directors by one and appoint a resident of Philadelphia, selected after consultation with the City of Philadelphia, to our board, and (4) establish dual corporate headquarters in New Haven and Philadelphia.  The Asset Purchase Agreement also provides that we will maintain certain base rates through December 31, 2017 and maintain discount programs currently mandated by the Pennsylvania Public Utility Commission as well as the headquarters of the PGW operations in Philadelphia for at least three years after closing.  In addition, the Asset Purchase Agreement contains certain provisions related to PGW employees, including requirements that we maintain a certain number of employees in Philadelphia for three years and

Index
provide a mirror pension plan and benefits for PGW employees on the same terms as under current City of Philadelphia pension and benefit plans until at least May 15, 2015.
Among other termination rights under the Asset Purchase Agreement, either UIL Holdings or the City of Philadelphia may terminate the Asset Purchase Agreement if the Acquisition has not been consummated prior to March 31, 2015, provided that, subject in each case to the satisfaction of certain conditions, either UIL Holdings or the City of Philadelphia may extend the Asset Purchase Agreement for one month and, thereafter, we may extend the Asset Purchase Agreement for two additional months on a month-to-month basis.  Since July 16, 2014, we have had the right to terminate the Asset Purchase Agreement pursuant to its terms because the City Council has not enacted an ordinance approving the Acquisition.  On October 27, 2014, the City Council announced that it would not endorse the sale of PGW.  In light of the City Council’s announcement, we are in the process of determining whether to exercise this contractual right and what future actions, if any, will be taken.   Without future action by either party, the Asset Purchase Agreement provides that it will terminate automatically on December 31, 2014.

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

On December 16, 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  PURA’s final determination on the timing of recovery of the remaining storm regulatory asset, if any, after applying the revenue from the 2010 and 2012 earnings sharing along with the excess CTA revenue collections is expected in the second half of 2014.  As of September 30, 2014, UI’s storm regulatory asset totaled approximately $14.6 million.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for all of 2014, for 70% of its standard service load for the first half of 2015 and 30% for the second half of 2015.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to

Index
decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of September 30, 2014 UI would have had to post an aggregate of approximately $9.7 million in collateral.

New Renewable Source Generation

Under Connecticut Public Act No. 11-80, “An Act Concerning the Establishment of the Department of Energy and Environmental Protection and Planning for Connecticut's Energy Future” (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

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

Section 8 of PA 13-303 authorized DEEP to direct Connecticut’s electric distribution companies, including UI, to enter into contracts for energy and/or RECs from biomass, landfill gas and small hydro projects that qualify as Connecticut Class I renewable resources in a quantity up to 4% of the electric distribution companies’ distribution load.  At the direction of DEEP, in January 2014, UI entered into three long-term contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England, which were subsequently approved by PURA.  PA 13‑303 provides that costs of any such agreements will be fully recoverable through electric rates.

Transmission

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2014, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.0% to 12.2%.  This range includes the impact of the FERC Order issued on October 16, 2014 and excludes any impacts of the reserve adjustment, both of which are discussed below.

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

Index
New England transmission owners  of 11.14% is not just and reasonable and seeking a proposed reduction of the base ROE to 9.20% to be effective October 1, 2011.  A refund period of October 1, 2011 through December 31, 2012 (refund period) was established.

On August 6, 2013, the presiding Administrative Law Judge issued an initial decision finding that the existing base ROE was unjust and unreasonable, and that the just and reasonable base ROE is 10.6% for the refund period and 9.7% for the period after a final opinion is issued by the FERC, prior to any adjustments that may be applied by the FERC in a final order based on the change in 10-year U.S. Treasury Bond rates from the date hearings closed to the date of the FERC’s order.  We recorded a reserve for the refund period related to the Initial Complaint of $2.6 million pre-tax during the third quarter of 2013 based upon our assessment of the ultimate outcome of the proceeding.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, seeking a proposed reduction of the base ROE to 8.70%, effective December 27, 2012 (Second Complaint).

On June 19, 2014, FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%.  In the June Order, FERC adopted a new method for determining cost of equity, changing from a one-step discounted cash flow (DCF) methodology to a two-step DCF, which includes a long-term growth component.  FERC also discontinued its past practice of adjusting the ROE to reflect changes in U.S. Treasury bond yields from the date of closing of the evidentiary record to the date of FERC decision.  In addition, FERC determined that it was inappropriate for the Administrative Law Judge to establish two separate ROEs, ordering that the final ROE, once determined, would apply to the refund period and prospectively.

The June Order applied the two-step DCF methodology, using an assumed long-term growth rate based on the Gross Domestic Product, to tentatively find that the zone of reasonableness for the New England transmission owners is 7.03% to 11.74%.  Within that tentative zone of reasonableness, FERC found that, taking into account the unusual capital market conditions, the just and reasonable base ROE for the New England transmission owners’ tariff should be set halfway between the midpoint of the zone of reasonableness and the top of the zone of reasonableness, which, based on the record thus far in the proceeding, is 10.57%.   In connection with the application of the two-step DCF method, FERC established a paper hearing process following which FERC confirmed in its order on October 16, 2014 (October Order) that the Gross Domestic Product was the appropriate long-term growth rate to be used when calculating the base ROE.  Also in the October Order, the FERC set the New England transmission owners base ROE at 10.57% with a total or maximum ROE including incentives not to exceed 11.74%, for both the refund period and going forward effective on October 16, 2014.

Also on June 19, 2014, FERC announced it would institute hearing and settlement judge procedures in the Second Complaint.   FERC determined there would be a 15-month refund period beginning December 27, 2012.  If settlement procedures are unsuccessful and this complaint is litigated, a final FERC order would likely be issued in 2016.  On October 21, 2014, the Settlement Judge recommended termination of settlement proceedings as the parties had indicated that they are at an impasse.

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

During the third quarter, we updated our assessment based upon the most recent information available.  Although we cannot predict the outcome of the proceedings involving the Second and Third Complaints, we have recorded reserves

Index
relating to potential refunds to customers, recording an additional pre-tax reserve of $5.3 million during the third quarter of 2014.

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

As of September 30, 2014, UI had made aggregate deposits of $40.2 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the GSRP, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the GSRP.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.5 million and $0.3 million in the three-month periods ended September 30, 2014 and 2013, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.2 million in each of the nine-month periods ended September 30, 2014 and 2013.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2014 through December 31, 2014 of $30.8 million and $37.5 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2014 approved revenue requirements

GenConn filed a revenue requirements request with PURA on June 25, 2014, seeking approval of its 2015 revenue requirements for the period commencing January 1, 2015 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2014.

As of September 30, 2014, UI’s equity investment in GenConn was $114.3 million and there were approximately $0.1 million of undistributed earnings.

Index
UI’s pre-tax income from its equity investment in GenConn was $3.5 million and $3.9 million for the three‑month periods ended September 30, 2014 and 2013, respectively.  UI’s pre-tax income from its equity investment in GenConn was $10.4 million and $11.6 million for the nine-month periods ending September 30, 2014 and 2013, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $5.5 million during the three-month period ended September 30, 2014.  Due to timing, UI did not receive any cash distributions from GenConn during the three‑month period ended September 30, 2013.  During the nine-month periods ending September 30, 2014 and 2013, UI received cash distributions from GenConn of approximately $14.3 million and $9.8 million, respectively.

Other Proceedings

On October 2, 2014, PURA issued a draft decision in a docket addressing UI’s semi-annual Generation Service Charge (GSC), bypassable federally mandated congestion charge and the nonbypassable federally mandated congestion charge reconciliations.  PURA’s draft decision for which UI has filed written exceptions and will present oral arguments, if adopted without change as the final decision, would allow for recovery of $8.3 million of the $11.3 million request included in UI’s filing for the reconciliation of certain revenues and expenses relating to the period from 2004 through 2013 and result in UI recording a pre-tax write-off of approximately $3.1 million during the fourth quarter of 2014.

UI’s competitive transition assessment (CTA) collection recovered costs that were prudently incurred to meet UI’s public service obligations and that were not otherwise likely to be recoverable in a competitive market.  These “stranded costs” included above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings was generated by the authorized ROE portion of unamortized stranded costs in the CTA rate base.  As a result of the outcome of UI’s 2013 distribution rate request, the CTA charge ended on January 1, 2014.  On October 20, 2014, PURA issued a draft decision in UI’s final CTA reconciliation proceeding. Based upon our assessment, we believe that it is probable that the final decision will result in the extinguishment of all remaining CTA balances and, as such, we have eliminated the CTA balances as of September 30, 2014. In addition, the draft decision allowed for the application of an approximate $8.2 million remaining CTA regulatory liability as well as an approximate $12.0 million regulatory liability related to the Connecticut Yankee DOE litigation against the storm regulatory asset balance.   The remaining regulatory liability balance was applied to the GSC “working capital allowance” and will be returned to customers through the nonbypassable federally mandated congestion charge.

Environmental Matters

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of September 30, 2014, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act, which was denied without prejudice.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

On April 8, 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation of the matter began in the fourth quarter of 2013 and is on-going.  At this time, management cannot predict the financial

Index
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

Index
On June 11, 2014, PURA reopened the Expansion Plan Proceedings to modify the assignment of non-firm margin credits to comport with new statutory requirements that change the manner in which non-firm margin credits are allocated between existing customers and proposed gas expansion projects, and to consider a request made by CNG and SCG concerning the aggregating of potential customers when determining possible gas expansion projects.

SCG, CNG, Yankee Gas Services, the Office of Consumer Counsel and the Bureau of Energy & Technology Policy entered into a settlement agreement which was filed with PURA for approval on October 23, 2014.  The settlement agreement specifically states how non-firm margin credits are to be allocated between existing customers and proposed gas expansion projects, streamlines reporting requirements for gas expansion projects, and among other issues, defines the methodology to be used for aggregating potential gas customers into possible gas expansion projects.  If approved by PURA, the settlement will be beneficial in realizing the goals of the Comprehensive Energy Strategy.

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” we apply fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of September 30, 2014, the assets accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 55.6% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

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

PURA has determined that costs associated with the CfDs are fully recoverable through electric rates.  As a result, there is no impact on our net income, because any unrealized gains/ (losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/ (liabilities) that have been recognized for the purpose of such recovery.  During the first nine months of 2014, the fluctuations in the fair value of the CfDs were due to increases in forward prices for capacity and reserves as a result of ISO New England market rule changes.

Weather Insurance Contracts

On an annual basis, SCG and Berkshire each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company; in addition, under certain of the contracts, if temperatures are colder than normal at a prescribed level for the contract period, the gas company is required to make a payment.  The premiums paid are amortized over the terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).  As a result of PURA’s approval of a decoupling mechanism for CNG which went into effect in January 2014, CNG does not enter into weather insurance contracts.

In September 2014, SCG and Berkshire entered into weather insurance contracts for the winter period of November 1, 2014 through April 30, 2015.  If temperatures are warmer than normal, SCG and Berkshire will receive payments up to a maximum of $3 million and $1 million, respectively.

Index
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

Milford LNG Purchase

On July 31, 2014, United Resources, Inc., a wholly owned subsidiary of UIL Holdings, purchased from Iberdrola USA, Inc. and certain of its subsidiaries, all of the outstanding equity of certain entities (the Purchased Entities) owning (a) a 14.6 million gallon liquefied natural gas (LNG) storage tank operated by SCG and located on property owned by SCG in Milford, Connecticut (the Tank), (b) certain equipment, materials and supplies used in or useful for the operation of the Tank (together with the Tank, the Assets) and (c) the LNG inventory for a cash purchase price of approximately $20.2 million.  The structure and the pricing of the transaction are intended to maintain the current regulatory structure of the Purchased Entities and the Assets, and have no impact on customers.  The Assets earn a rate of return equal to SCG’s allowed rate of return.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, UIL Holdings had $102.8 million of unrestricted cash and temporary cash investments.  This represents an increase of $33.6 million from the corresponding balance at December 31, 2013.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2013	$69.2

Net cash provided by operating activities	323.6

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(196.2)
Acquisition of Milford LNG	(20.1)
Deposits in NEEWS	(5.1)
Cash distributions from GenConn	3.9
Other	1.1
(216.4)

Net cash (used in) financing activities:
Issuances (payments) of long-term debt, net	(10.0)
Line of credit borrowings, (repayments), net	10.0
Dividend payments	(73.3)
Other	(0.3)
(73.6)

Net change in cash	33.6

Unrestricted cash and temporary cash investments, September 30, 2014	$102.8

As of September 30, 2014, we had $1.7 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $323.6 million in the first nine months of 2014, compared with $267.9 million in the first nine months of 2013.  The increase in operating cash flows was related primarily to changes in cash flows from accounts payable and accrued pension.  The increase in cash flows from changes in accounts payable

Index
is primarily due to decreases in payments related to capital expenditures in the first nine months of 2014 as compared to the first nine months of 2013.  The increase in cash flows from changes in accrued pension is primarily due to decreases in pension contributions in the first nine months of 2014 as compared to the first nine months of 2013.

Cash capital expenditures totaled $196.2 million in the first nine months of 2014, compared with $224.1 million in the first nine months of 2013.  The decrease is primarily attributable to the absence in 2014 of system enhancements related to an enterprise resource planning system that was implemented January 1, 2014 as well as the absence in 2014 of certain projects that were completed in 2013 relating to electric system capacity and reliability.

UI received distributions of $14.3 million from GenConn in the first nine months of 2014, compared with $9.8 million in the first nine months of 2013.

UIL Holdings paid common dividends of $73.3 million in the first nine months of 2014, compared with $65.7 million in the first nine months of 2013.

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

As of September 30, 2014, there were $10 million borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2015 and June 16, 2015.  Available credit under the UIL Holdings Credit Facility at September 30, 2014 totaled $385.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

On March 28, 2014, in connection with the Acquisition, UIL Holdings and its subsidiary, WGP Acquisition LLC (WGP), entered into a 364-day Bridge Term Loan Agreement (Bridge Facility) with a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent, in an aggregate principal amount of up to $1.9 billion. Under

Index
the Bridge Facility, UIL Holdings may borrow the full amount and WGP may borrow up to $950 million, subject to the aggregate limit of $1.9 billion.  UIL Holdings and WGP will be severally liable for their respective borrowings.  Any undrawn commitments under the Bridge Facility will automatically be terminated on the date of the closing of the Acquisition.  As of September 30, 2014, there were no amounts outstanding under the Bridge Facility.  We intend to borrow under the Bridge Facility in connection with the closing of the Acquisition if, at such time, we have not obtained permanent financing on terms acceptable to us.

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

Uses of Funds

During the nine months ended September 30, 2014, we made pension contributions of $23.0 million.  No further contributions are expected during the remainder of 2014.

In August 2014, CNG repaid, upon maturity, the outstanding balance of its 8.12% Medium Term Notes, Series B, totaling $5 million.  Also in August 2014, CNG repaid the outstanding balance of its 8.49% Medium Term Notes, Series B, totaling $5 million.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of September 30, 2014.  In addition to the covenants described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, UIL Holdings and its subsidiaries must comply with the following covenants.

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

2014 Capital Resource and Expenditure Projections

We have revised our planned capital spending for 2014 by decreasing our capital expenditure projections by approximately $26 million from the previously disclosed $376 million reported in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, as amended.

Index
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

As of September 30, 2014, we had certain immaterial guarantees outstanding for which no liability has been recorded in the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, we provide narrative and tabular presentations showing a comparison of our net income and earnings per share (EPS) for the three- and nine-month periods ended September 30, 2014 and 2013, along with reconciliations for certain non-GAAP measures.  The presentations include EPS for each of our lines of business as well as Net Income and EPS excluding the impact of certain items and the impact of such items on EPS.  Such EPS amounts are calculated by dividing the income of each line of business, as well as the amount of certain items by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  We believe this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Third Quarter 2014 vs. Third Quarter 2013

UIL Holdings’ net income was $12.5 million, or $0.22 per share, for the third quarter of 2014, an increase of $7.4 million, or $0.12 per share, compared to the third quarter of 2013.  UIL Holdings’ net income excluding acquisition-related expenses was $13.4 million, or $0.24 per share, an increase of $8.3 million, or $0.14 per share, compared to the third quarter of 2013.  The table below presents a comparison of UIL Holdings’ net income and EPS for the third quarter of 2014 and the third quarter of 2013.

Index
	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	2014 More (Less) than 2013

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$26.6	$26.2	$0.4
FERC ROE reserves	(3.2)	(1.5)	(1.7)
Rate case disallowances (1)	-	(10.5)	10.5
Total Electric Distribution and Transmission	23.4	14.2	9.2
Gas Distribution	(6.5)	(6.3)	(0.2)
Non-Utility excluding acquisition-related expenses	(3.5)	(2.8)	(0.7)
Net Income attributable to UIL Holdings excluding acquisition-related expenses	13.4	5.1	8.3
Non-Utility acquisition-related expenses	(0.9)	-	(0.9)
Net Income attributable to UIL Holdings	$12.5	$5.1	$7.4

EPS
Electric Distribution and Transmission	$0.47	$0.52	$(0.05)
FERC ROE reserve	(0.06)	(0.03)	(0.03)
Rate case disallowances (1)	-	(0.21)	0.21
Total Electric Distribution and Transmission	0.41	0.28	0.13
Gas Distribution	(0.11)	(0.12)	0.01
Non-Utility excluding acquisition-related expenses	(0.06)	(0.06)	-
Net Income attributable to UIL Holdings excluding acquisition-related expenses	0.24	0.10	0.14
Non-Utility acquisition-related expenses	(0.02)	-	(0.02)
Total EPS - Basic	$0.22	$0.10	$0.12

Total EPS - Diluted	$0.22	$0.10	$0.12

EPS - Diluted - Excluding impact of acquisition-related expenses	$0.23	$0.10	$0.13

(1)	Resulting from UI's 2013 distribution rate proceeding.

Electric Distribution and Transmission

Overall, UI’s operating revenue decreased by $22.0 million, from $219.2 million in the third quarter of 2013 to $197.2 million in the third quarter of 2014.  Retail revenue decreased by $3.3 million, which was primarily attributable to decreases in sales volume in the third quarter of 2014 compared to the third quarter of 2013 partially offset by increases in distribution rates as a result of the 2013 rate case decision.  Retail sales decreased by 101 million kWh, from 1,548 million kWh in the third quarter of 2013, to 1,447 million kWh in the third quarter of 2014.  Retail sales normalized for the weather impact decreased by 44 million kWh, from 1,525 million kWh in the third quarter of 2013, to 1,481 million kWh in the third quarter of 2014.  Other revenues decreased by $18.7 million, which was primarily attributable to the net activity of the “working capital allowance”  of the GSC due to timing differences as well as lower transmission revenue requirements, as required to achieve the authorized return, partially offset by the distribution revenue decoupling adjustment, none of which directly impact net income.

UI’s transmission wholesale expenses decreased by $2.9 million, from $28.7 million in the third quarter of 2013 to $25.8 million in the third quarter of 2014.  The decrease was primarily attributable to lower regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

Depreciation and amortization expense decreased by $16.3 million, from $32.5 million in the third quarter of 2013 to $16.2 million in the third quarter of 2014.  The decrease was primarily attributable to the absence in 2014 of amortization of the CTA regulatory asset which was fully amortized as of January 2014.

UI’s interest charges increased by $2.1 million, from $8.9 million in the third quarter of 2013 to $11.0 million in the third quarter of 2014.  The increase is primarily attributable to increased interest expense due to the issuance of additional long-term debt in October 2013.

UI’s income tax expense increased $1.7 million, from $9.5 million in the third quarter of 2013 to $11.2 million in the third quarter of 2014.  The increase was primarily attributable to higher pre-tax income partially offset by a lower effective tax rate primarily due to the absence of non-normalized CTA amortization in 2014.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed

Index
through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $17.9 million in the third quarter of 2014, an increase of $10.8 million, compared to the third quarter of 2013.  The increase was primarily attributable to the absence in 2014 of regulatory disallowances recorded in the third quarter of 2013 as a result of UI’s 2013 distribution rate case.

Transmission

The transmission business had total net income of $5.5 million in the third quarter of 2014, a decrease of $1.6 million, compared to the third quarter of 2013.  The decrease was primarily attributable to a $5.3 million pre-tax reserve recorded in the third quarter of 2014 compared to a $2.6 million pre-tax reserve recorded in the third quarter of 2013 related to a FERC ROE claim.

Gas Distribution

The Gas Companies’ operating revenue decreased by $2.5 million, from $97.2 million in the third quarter of 2013 to $94.7 million in the third quarter of 2014.  The decrease was primarily attributable to lower non-firm gross margin returned to firm customers as a result of the Expansion Plan as well as lower off-system sales and CNG’s revenue decoupling adjustment, partially offset by the impact of increased customer growth, increased conservation expense recovery and approved increases in CNG rates.  The decrease in non-firm gross margin returned to firm customers and off-system sales is largely offset by lower purchased gas expense.  Retail sales decreased by 0.4 million mcf, from 9.5 million mcf in the third quarter of 2013, to 9.1 million mcf in the third quarter of 2014.  The customer growth in the third quarter of 2014 compared to the third quarter of 2013 resulted in a $0.5 million increase, pre-tax, in gross margin in the third quarter of 2014.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $6.8 million, from $37.3 million in the third quarter of 2013 to $30.5 million in the third quarter of 2014.  The decrease was primarily attributable to lower off-system sales and lower non-firm margins returned to firm customers as discussed above, partially offset by increased purchased gas rates and higher sales volume due to increased customer growth.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $8.7 million, from $36.3 million in the third quarter of 2013 to $45.0 million in the third quarter of 2014.  The increase was primarily attributable to increases in conservation expense, the allocation of UIL Holdings corporate charges, outside services expense, payroll expense as well as increases in uncollectible expense due to increased customer account write‑off activity.  Conservation expenses are fully offset by operating revenues.

Income tax expense decreased by $3.3 million, from a benefit of $2.9 million in the third quarter of 2013 to a benefit of $6.2 million in the third quarter of 2014. The decrease was primarily attributable to lower pre-tax income and the absence in 2014 of non-normalized removal costs which contributed to a higher effective tax rate.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $4.4 million, or $0.08 per share, compared to net after-tax costs of $2.8 million, or $0.06 per share, in the third quarter of 2013.  The increase in costs was primarily due to after-tax acquisition related expenses in the amount of $0.9 million, or $0.02 per share, as well as the partial reversal of an interim tax benefit recognized in the first quarter of 2014 which adjusted consolidated tax expense to the projected, annualized consolidated income tax rate.  The remaining interim tax adjustment will reverse in the fourth quarter of 2014.

Index
First Nine Months 2014 vs. First Nine Months 2013

UIL Holdings’ net income was $77.3 million, or $1.36 per share, for the first nine months of 2014, an increase of $2.4 million and a decrease of $0.11 per share, compared to the first nine months of 2013.  UIL Holdings’ net income excluding acquisition-related expenses was $90.1 million, or $1.58 per share, an increase of $15.2 million, or $0.11 per share, compared to the first nine months of 2013.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first nine months of 2014 and the first nine months of 2013.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	2014 More (Less) than 2013

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$69.4	$70.4	$(1.0)
FERC ROE reserves	(3.2)	(1.5)	(1.7)
Rate case disallowances (1)	-	(10.5)	10.5
Total Electric Distribution and Transmission	66.2	58.4	7.80
Gas Distribution	30.3	24.3	6.0
Non-Utility excluding acquisition-related expenses	(6.4)	(7.8)	1.4
Net Income attributable to UIL Holdings excluding acquisition-related expenses	90.1	74.9	15.2
Non-Utility acquisition-related expenses	(12.8)	-	(12.8)
Net Income attributable to UIL Holdings	$77.3	$74.9	$2.4

EPS
Electric Distribution and Transmission	$1.22	$1.38	$(0.2)
FERC ROE reserve	(0.06)	(0.03)	(0.03)
Rate case disallowances (1)	-	(0.21)	0.21
Total Electric Distribution and Transmission	1.16	1.14	0.02
Gas Distribution	0.53	0.48	0.05
Non-Utility excluding acquisition-related expenses	(0.11)	(0.15)	0.04
Net Income attributable to UIL Holdings excluding acquisition-related expenses	1.58	1.47	0.11
Non-Utility acquisition-related expenses	(0.22)	-	(0.22)
Total EPS - Basic	$1.36	$1.47	$(0.11)

Total EPS - Diluted	$1.35	$1.46	$(0.11)

EPS - Diluted - Excluding impact of acquisition-related expenses	$1.58	$1.46	$0.12

(1)	Resulting from UI's 2013 distribution rate proceeding.

Electric Distribution and Transmission

Overall, UI’s operating revenue decreased by $21.3 million, from $602.4 million in the first nine months of 2013 to $581.1 million in the first nine months of 2014.  Retail revenue increased $6.1 million, which was primarily attributable to increases in distribution sales volume resulting from colder temperatures in the first nine months of 2014 compared to the first nine months of 2013 as well as increases in distribution rates as a result of the 2013 rate case decision.  Retail sales decreased by 86 million kWh, from 4,132 million kWh in the first nine months of 2013, to 4,046 million kWh in the first nine months of 2014.  Retail sales normalized for the weather impact decreased 31 million kWh, from 4,098 million kWh in the first nine months of 2013, to 4,067 million kWh in the first nine months of 2014.  Other revenues decreased $27.4 million, which was primarily attributable to the net activity of the “working capital allowances” of the GSC and systems benefits charge due to timing differences as well as the distribution revenue decoupling adjustment, none of which directly impact net income.

Purchased power expense increased by $17.8 million, from $106.0 million in the first nine months of 2013 to $123.8 million in the first nine months of 2014.  The increase was primarily attributable to increased costs of procured power.

UI’s O&M expense increased by $5.2 million, from $166.1 million in the first nine months of 2013 to $171.3 million in the first nine months of 2014.  The increase was primarily attributable to increased uncollectible expense due to increased customer account write‑off activity.

Depreciation and amortization expense decreased by $36.5 million, from $85.0 million in the first nine months of 2013 to $48.5 million in the first nine months of 2014.  The decrease was primarily attributable to the absence in 2014 of amortization of the CTA regulatory asset which was fully amortized as of January 2014.

Index
Taxes other than income taxes increased by $3.3 million, from $62.1 million in the first nine months of 2013 to $65.4 million in the first nine months of 2014.  The increase was primarily attributable to an increase in property taxes due to increases in plant and equipment as well as higher gross receipts tax.

Other income and deductions decreased by $1.9 million, from $14.2 million of other income in the first nine months of 2013 to $12.3 million of other income in the first nine months of 2014.  The decrease was primarily attributable to a decrease in allowance for funds used during construction (AFUDC) due mainly to a decrease in UI’s average construction work in progress balance.

UI’s interest charges increased by $3.6 million, from $28.9 million in the first nine months of 2013 to $32.5 million in the first nine months of 2014.  The increase is primarily attributable to increased interest expense due to the issuance of additional long-term debt in October 2013.

UI’s income from equity investments decreased by $1.2 million, from $11.6 million in the first nine months of 2013 to $10.4 million in the first nine months of 2014.  The decrease is primarily attributable to decreased income from the investment in GenConn.

UI’s income tax expense decreased $7.6 million, from $37.9 million in the first nine months of 2013 to $30.3 million in the first nine months of 2014.  The decrease was attributable to a lower effective tax rate primarily due to the absence of non-normalized CTA amortization in 2014 and favorable changes in state flow through depreciation.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $43.1 million in the first nine months of 2014, an increase of $9.4 million, compared to the first nine months of 2013.  The increase was primarily attributable to the absence in 2014 of regulatory disallowances recorded in the third quarter of 2013 as a result of UI’s 2013 distribution rate case, partially offset by increased uncollectible expense due to increased customer account write-off activity and a decrease in income from equity investments, primarily GenConn.

Transmission

The transmission business had total net income of $23.1 million in the first nine months of 2014, a decrease of $1.6 million, compared to the first nine months of 2013.  The decrease was primarily attributable to a $5.3 million pre-tax reserve recorded in the third quarter of 2014 compared to a $2.6 million pre-tax reserve recorded in the third quarter of 2013 related to a FERC ROE claim.

Gas Distribution

The Gas Companies’ operating revenue increased by $35.7 million, from $581.1 million in the first nine months of 2013 to $616.8 million in the first nine months of 2014.  The increase was primarily attributable to higher sales volume from the impact of colder weather, customer growth, and increased per customer usage in the first nine months of 2014 compared to the first nine months of 2013, increased conservation expense recovery and approved increases in CNG’s rates, partially offset by lower non-firm gross margin returned to firm customers as a result of the Expansion Plan as well as lower off-system sales and CNG’s revenue decoupling adjustment and earnings sharing mechanism.  The decrease in non-firm gross margin returned to firm customers and off-system sales is largely offset by lower purchased gas expense.  Temperatures were colder in the first nine months of 2014 compared to the first nine months of 2013 which resulted in a 9.8% increase in heating degree days in the first nine months of 2014.  The colder temperatures in the first nine months of 2014 compared to the first nine months of 2013 resulted in a $6.7 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in the first nine months of 2014.  The increased per customer usage in the first nine months of 2014 compared to the first nine months of 2013 resulted in a $3.3 million increase, pre-tax, in gross margin in the first nine months of 2014.  Retail sales increased by 5.4 million mcf, from 55.1

Index
million mcf in the first nine months of 2013, to 60.5 million mcf in the first nine months of 2014.  The customer growth in the first nine months of 2014 compared to the first nine months of 2013 resulted in a $4.1 million increase, pre-tax, in gross margin in the first nine months of 2014.

Purchased gas expense increased by $6.5 million, from $315.5 million in the first nine months of 2013 to $322.0 million in the first nine months of 2014.  The increase was primarily attributable to increased purchased gas rates and higher sales volume due to colder weather, increased per customer usage and customer growth, partially offset by lower off-system sales and lower non-firm gross margin returned to firm customers as discussed above.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $19.3 million, from $111.5 million in the first nine months of 2013 to $130.8 million in the first nine months of 2014.  The increase was primarily attributable to increases in  conservation expense, the allocation of UIL Holdings corporate charges, payroll expense as well as increased uncollectible expense due to increased customer account write‑off activity as well as increases, partially offset by a decrease in benefits expense.  Conservation expenses are fully offset by operating revenues.

Depreciation and amortization expense decreased by $2.5 million, from $58.5 million in the first nine months of 2013 to $56.0 million in the first nine months of 2014.  The decrease was primarily attributable to the implementation of new approved amortization rates resulting from CNG’s 2013 rate case, which became effective in January 2014, and partially offset by increased depreciation expense due to increased investment in plant and equipment.

The Gas Companies’ taxes other than income taxes increased by $3.3 million, from $33.8 million in the first nine months of 2013 to $37.1 million in the first nine months of 2014.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as property taxes.

Income tax expense increased by $3.9 million, from $14.8 million in the first nine months of 2013 to $18.7 million in the first nine months of 2014.  The increase was primarily attributable to higher pre-tax income.

Non-Utility

UIL Corporate incurred net after-tax costs of $19.2 million, or $0.33 per share, in the first nine months of 2014 compared to net after-tax costs of $7.8 million, or $0.15 per share, in the first nine months of 2013.  The increase in costs was primarily due to after-tax acquisition related expenses in the amount of $12.8 million, or $0.22 per share.

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

Index
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  As of September 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and provide reasonable assurance that the disclosure controls and procedures accomplish their objectives.

Changes in Internal Control Over Financial Reporting

We implemented an enterprise resource planning system effective January 1, 2014 to replace certain legacy computer systems.  Therefore, the company has made appropriate changes to internal controls, processes and procedures, as is expected with this type of implementation.  None of these changes resulting from the implementation impair or significantly alter the effectiveness of the internal controls over financial reporting.  There have been no other changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

UIL Holdings repurchased 19,430 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Share that May Yet Be Purchased Under the Plans or Programs
July 1-31	14,050	38.26	None	None
August 1-31	1,830	36.46	None	None
September 1-30	3,550	37.03	None	None
Total	19,430	37.87	None	None

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 4, 2014, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and six-month periods ended September 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the three- and nine-month periods ended September 30, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	11/4/14	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer