Form 10-K
period 2014-12-31
UIL HOLDINGS CORP
filed 2015-02-26
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the UIL Holdings’ voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of UIL Holdings’ most recently completed second fiscal quarter (June 30, 2014) was $2,137,418,018 based on a closing sales price of $38.71 per share.

The number of shares outstanding of the registrant’s only class of common stock, as of February 20, 2015 was 56,546,266.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of this Form 10-K into which document is incorporated
Part I Definitive Proxy Statement for Annual Meeting of the Shareowners to be held on May 12, 2015	III

UIL HOLDINGS CORPORATION
FORM 10‑K
December 31, 2014

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

Ccf – One hundred cubic feet.

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

DEEP (Connecticut Department of Energy and Environmental Protection) – The term DEEP is used in this filing to refer to DEEP’s actions as well as the actions of its predecessor organization, the Department of Environmental Protection.

FERC  (Federal Energy Regulatory Commission) – Federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

Federally Mandated Congestion Charges – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the supply of electricity or the reliability of supply in the electricity market.

GSC  (Generation services charge) – The rate, as determined by PURA, charged to electric utility retail customers for the generation services and ancillary products purchased at wholesale and delivered by UI as part of fully bundled services.

kV  (kilovolt) – 1,000 volts.  A volt is a unit of electromotive force.

kW  (kilowatt) – 1,000 watts.

kWh  (kilowatt-hour) – The basic unit of electric energy equal to one kilowatt of power supplied to or taken from an electric circuit steadily for one hour.

LNG  (Liquefied Natural Gas) – natural gas (methane) after being cooled to about negative 160°C for storage or shipment as a liquid in  high pressure cryogenic containers.

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

PURA  (Connecticut Public Utilities Regulatory Authority) – State agency that regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities, includes actions of its predecessor, the Department of Public Utility Control.

REI  (Renewable Energy Investment) – Statutory assessment on electric utility retail customer bills placed in a State of Connecticut fund to support renewable energy projects.

SBC  (System Benefits Charge) – The component of electric utility retail customer bills, in the State of Connecticut, representing public policy costs such as generation decommissioning and displaced worker protection costs, as determined by PURA.

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

Part I

Forward-Looking Statements

Certain statements contained in this Form 10-K, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets, legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of our subsidiaries.  In addition, risks and uncertainties related to the proposed merger with Iberdrola USA include, but are not limited to, the expected timing and likelihood of completion of the pending merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending merger that could reduce anticipated benefits or cause the parties to abandon the transaction, the ability to successfully integrate the businesses, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, the possibility that UIL Holdings’ shareowners may not approve the merger agreement, the risk that the parties may not be able to satisfy the conditions to the proposed merger in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed merger, the risk that any announcements relating to the proposed merger could have adverse effects on the market price of UIL Holdings’ common stock, and the risk that the proposed transaction and its announcement could have an adverse effect on the ability of UIL Holdings to retain and hire key personnel and maintain relationships with its suppliers, and on its operating results and businesses generally. All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.  New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

Item 1.	Business.

GENERAL

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG) and The Berkshire Gas Company (Berkshire, and collectively with SCG and CNG, the Gas Companies).  UI is also a party to a joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (together with GCE Holding LLC, GenConn) operates peaking generation plants in Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown).  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall executive, financial and planning functions.

On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement with Iberdrola USA under which Iberdrola USA will acquire UIL Holdings and create a newly listed U.S. publicly traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings (other than the issued shares of UIL Holdings common stock that are owned by UIL Holdings, which will be automatically cancelled at the time the merger is consummated) will be converted into the right to receive one validly issued share of common stock of the newly listed company and $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.  We currently expect that the transaction will close by the end of 2015. There are no assurances that the proposed merger with Iberdrola USA will be consummated on the currently expected timetable or at all.  Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of our proposed merger with Iberdrola USA.
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

UTILITY BUSINESSES

Electric Distribution and Transmission

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 754,000, which represents approximately 21% of the population of Connecticut.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population of approximately 145,000) and New Haven (population of approximately 130,000) and their surrounding areas.  The service territory is home to a diverse array of business sectors including aerospace manufacturing, healthcare, biotech, financial services, precision manufacturing, retail and education.  At December 31, 2014, UI had approximately 328,000 customers.  Of UI’s 2014 retail revenues, 57.1% were derived from residential sales, 35.9% from commercial sales, 5.5% from industrial sales and 1.5% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  UI is regulated as an electric distribution company by the Connecticut Public Utilities Regulatory Authority (PURA) and is also subject to regulation by the Federal Energy Regulatory Commission (FERC).  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K, which is hereby incorporated by reference.

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

The revenue components of UI’s retail charges to customers, effective as of January 1, 2015, reflect a total average price of 24.8753¢ per kilowatt-hour (kWh) and consist of the following:

Unbundled Revenue Component	Description	Authorized Return on Equity		Average Price per kWH
Distribution	The process of delivering electricity through local lines to customers' homes or businesses.	9.15	%(1)	5.8828	¢
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	11.50 -11.70	%(2)	2.2622	¢
Generation Services Charge (GSC) (3)	The average rate charged to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	N/	A	14.6367	¢
System Benefits Charge (SBC) (4)	Charges representing public policy costs, such as uncollectible expenses associated with low-income and other hardship accounts.	N/	A	0.4762	¢
Conservation & Load Management (C&LM) (5)	Statutory assessment used to support energy conservation and load management programs.	N/	A	0.6000	¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (6)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	N/	A	0.9174	¢
Renewable Energy Investment (REI) (7)	Statutory assessment used to support renewable energy projects.	N/	A	0.1000	¢

(1)	PURA authorized return on equity. Earnings above 9.15% are required to be shared 50% with customers.
(2)	Weighted average estimate based upon the FERC authorized rates reflective of 10.57% base ROE per the FERC’s October 2014 Order plus certain project incentives approved by the FERC.
(3)	This rate includes $0.0055 per kWh for retail access and load settlement costs. GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this Form 10-K), with the exception of carrying charges which are applied to any under-collections or over-collections in between annual reconciliation filings.
(4)	SBC has no impact on results of operations, because SBC billing is a “pass-through” with the exception of carrying charges which are applied to any under-collections or over-collections in between annual reconciliation filings.
(5)	UI has the opportunity to earn a nominal incentive for managing the C&LM programs. Except for the incentive, the C&LM assessment has no impact on results of operations, because C&LM billing is a “pass-through.”
(6)	NBFMCC rate has no impact on results of operations, because NBFMCC billing is a “pass-through” with the exception of carrying charges which are applied to any under-collections or over-collections in between annual reconciliation filings.

(7)	REI has no impact on results of operations, because REI billing is a “pass-through.”

For further information, refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings,” of this Form 10-K, which information is hereby incorporated by reference.

Power Supply Arrangements

Under Connecticut law, UI’s retail electricity customers are able to choose their electricity supplier while UI remains their electric distribution company.   UI purchases power for those of its customers under standard service rates who do not choose a retail electric supplier and have a maximum demand of less than 500 kilowatts and its customers under supplier of last resort service for those who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier.  The cost of the power is a “pass-through” to those customers through the GSC charge on their bills.

UI must procure the power to serve its standard service load pursuant to a procurement plan approved by PURA.  Under the procurement plan UI procures wholesale power for its standard service customers on a full requirements basis pursuant to contracts with a maximum duration of 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2015, 80% of its standard service load for the second half of 2015 and for 20% of its standard service load for the first half of 2016.  Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.

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

New Renewable Source Generation

Under Connecticut law (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase RECs from renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI will develop up to 10 MW of renewable generation.  The costs for this program will be recovered on a cost of service basis.   PURA established a base return on equity (ROE) to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.15%) plus 25 basis points and (B) the current authorized distribution ROE for The Connecticut Light and Power Company (CL&P) (currently 9.17%), less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.  UI expects the cost of this program, a planned 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge, to be approximately $47 million.

Pursuant to Section 8 of Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” (PA 13-303), in January 2014, at DEEP’s direction, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The costs of these agreements will be fully recoverable through electric rates.

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

Transmission Return on Equity (ROE)

Pursuant to a series of orders involving the ROE for regionally planned New England transmission projects, the FERC established a base-level ROE of 11.14%, as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.    In September 2011, several New England governmental entities filed a joint complaint (initial complaint) with the FERC seeking a reduction of the base ROE of 11.14% with refunds for customers for the period of October 1, 2011 through December 31, 2012 (initial refund period).

On June 19, 2014, FERC issued an order (June Order) in the initial complaint proceeding, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%, and adopted a new method for determining cost of equity, changing from a one-step discounted cash flow (DCF) methodology to a two-step DCF, which includes a long-term growth component based on the Gross Domestic Product.  On October 16, 2014, FERC issued an order confirming that the Gross Domestic Product was the appropriate long-term growth rate to be used when calculating the base ROE, and set the New England transmission owners’ base ROE at 10.57%, with a total or maximum ROE, including incentives, not to exceed 11.74%, for both the initial refund period and going forward effective on October 16, 2014.

In December 2012, various additional parties filed a similar complaint with the FERC alleging that the then current base ROE of 11.14% was not just and reasonable and seeking a proposed reduction of the base ROE with refunds for customers for a new refund period.  A 15-month refund period beginning December 27, 2012 was established (Second Complaint).

On July 31, 2014, certain complainants in the Initial Complaint and the Second Complaint filed an additional similar complaint (Third Complaint) with the FERC against the New England transmission owners, alleging that the then current base ROE of 11.14% was not just and reasonable and seeking a reduction of the base ROE and refunds for customers for a new 15-month refund period beginning July 31, 2014.  The complainants in the Third Complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.

On November 24, 2014, the FERC issued an order consolidating the Second Complaint and Third Complaint and stated a presiding judge decision should be rendered within twelve months of the commencement of hearing proceedings, or by November 30, 2015, with an expected decision by the FERC by September 2016.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2014, UI’s overall allowed weighted-average ROE for its transmission business was 12.1%.   This includes the impact of the FERC order issued on October 16, 2014, discussed above, and excludes any impacts of the reserve adjustment,  discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – Electric Distribution and Transmission  – Transmission” of this Form 10-K, which is hereby incorporated by reference.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (doing business as Eversource Energy), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in the fourth quarter of 2015 and (3) the Central Connecticut Reliability Project, which is being reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP would be approximately $45 million.  In January 2015, ISO-NE issued a draft GHCC transmission solutions report to its Planning Advisory Committee.   UI is evaluating the draft report and awaiting the final ISO-NE GHCC transmission solution report, expected in the first quarter of 2015, to determine the impact on UI’s aggregate investment in NEEWS.

As of December 31, 2014, UI had made aggregate deposits of $43.5 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI.  No assets were transferred to UI in 2014.  On February 6, 2015, UI made an additional deposit in NEEWS of approximately $1.5 million.

Gas Distribution

The Gas Companies engage in natural gas transportation, distribution and sales operations in Connecticut and western Massachusetts serving approximately 399,000 customers in service areas totaling approximately 1,976 square miles.  The service area in Connecticut includes the greater Hartford-New Britain area, Greenwich and the southern Connecticut coast from Westport to Old Saybrook, including the cities of Bridgeport and New Haven.  The population of this service area is approximately 1.6 million, which represents approximately 44% of the population of Connecticut.  In 2014, SCG expanded into Essex, Connecticut and CNG entered into an agreement in 2015 with the Town of East Hampton, Connecticut to construct a large-scale gas infrastructure in the town.  The service area in Massachusetts includes Berkshire County and portions of Franklin and Hampshire Counties, and includes the cities of Pittsfield, North Adams and Greenfield.  The population of this area is approximately 193,000, which represents approximately 3.0% of the population of Massachusetts.  Of the Gas Companies’ 2014 retail revenues, 61.2% were derived from residential sales, 26.2% from commercial sales, 7.8% from industrial sales and 4.8% from other sales.  Retail revenues vary by season, with the highest revenues typically in the first quarter of the year reflecting cooler weather.  SCG and CNG are regulated by PURA in Connecticut, and Berkshire is regulated by the Massachusetts Department of Public Utilities (DPU).

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

Rates

Utilities are entitled by Connecticut and Massachusetts law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.  The Gas Companies’ present general retail rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  The current revenue components of the Gas Companies’ retail charges to customers can vary significantly between customer class and among individual customers depending on individual usage characteristics.  The table below illustrates average charges as of January 1, 2015 for a typical residential heating customer using 1,000 ccf of natural gas annually:

		CNG				SCG				Berkshire
Unbundled Revenue Component	Description	Authorized Return on Equity		Average Price per CCF		Authorized Return on Equity		Average Price per CCF		Authorized Return on Equity		Average Price per CCF
Distribution	The process of delivering natural gas through local pipes to the customer’s home or business.	9.18%		$0.6444		9.36%		$0.6323		10.50%		$0.6444
Supply (1)	The rate charged to retail customers for the gas commodity. This rate is determined and approved by PURA/DPU.	N/	A	$0.5144		N/	A	$0.5660		N/	A	$0.6100
Sales Services Charge (SSC)	Company administrative costs associated with providing Supply service.	9.18%		$0.0425		9.36%		$0.0488		N/	A	N/	A
Conservation Adjustment Mechanism (CAM ) (2)	Rate established by PURA to support energy conservation programs.	N/	A	$0.0460		N/	A	$0.0460		N/	A	N/	A
Local Distribution Adjustment (3)	The per-unit rate charged to customers to recover costs associated with societal programs, including energy efficiency, environmental remediation and arrearage forgiveness program costs. The rate is sector specific, seasonal and filed for approval semi-annually with the DPU.	N/	A	N/	A	N/	A	N/	A	N/	A	$0.1800
Distribution Integrity Management Program (DIMP)	The rate charged to retail customers for the cost of pipeline replacement for cast iron and bare steel mains and services each year.	N/	A	$0.0072		N/	A	N/	A	N/	A	N/	A

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

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold 96 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the long-term contracts for firm transportation capacity are regulated by the FERC.  The actual reasonable costs of such contracts are passed through to customers through state regulated purchased gas adjustment mechanisms.

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

Prior to the last quarter of the 20th century, when environmental best practices laws and regulations were implemented, utility companies, including UIL Holdings’ subsidiaries, often disposed of residues from operations by depositing or burying them on-site or disposing of them at off-site landfills or other facilities.  Typical materials disposed of include coal gasification byproducts, fuel oils, ash, and other materials that might contain PCBs or that otherwise might be hazardous. In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination.  Although UIL Holdings’ subsidiaries have no current knowledge of the existence of any such contamination, we cannot assure that the subsidiaries or applicable regulatory agencies won’t determine in the future that remedial actions must be taken in relation to past disposal practices.

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by RCRA as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one or more of such properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded with respect to these sites as of December 31, 2014.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

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

Global Climate Change and Greenhouse Gas Emission Issues

Global climate change and greenhouse gas emission issues continue to receive an increased focus from state governments and the federal government.  In November 2010, EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases under the authority of the Clean Air Act beginning in 2011.  These regulations apply to facilities that emit greenhouse gases above the threshold level of 25,000 metric tons equivalent per year.  SCG and CNG both exceed this threshold and are subject to reporting requirements.  The LNG facilities owned and/or contracted by SCG and CNG are also subject to the monitoring and reporting requirements of the new regulations. Similarly, UI is subject to reporting requirements under provisions of the greenhouse gases regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride.

We are continually evaluating the regulatory risks and regulatory uncertainty presented by climate change and greenhouse gas emission concerns.  Such concerns could potentially lead to additional rules and regulations that impact how we operate our business.  We expect that any costs of these rules and regulations would be recovered from customers.

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

EMPLOYEES

As of December 31, 2014, UIL Holdings and its subsidiaries had a total of 1,902 employees, 916 of which were members of local unions.

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

In addition to the factors affecting specific business operations identified in the description of these operations contained elsewhere in this report, the financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, some of which are described below.  Additional risks, uncertainties and other factors not presently known or currently deemed not to be material may also affect UIL Holdings’ cash flows, results of operations and financial condition.

The proposed merger of UIL Holdings with Iberdrola USA may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, we may need to pay a termination fee under the merger agreement and our stock price may decline.
On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement with Iberdrola USA under which Iberdrola USA will acquire UIL Holdings and create a newly listed U.S. publicly traded company.  The announcement of the proposed merger, whether or not consummated, may have an impact on our financial performance.  The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals.  Additionally, the announcement of the proposed merger, whether or not consummated, may impact our relationships with employees, suppliers, regulators and other third parties.
If the merger agreement is terminated in certain circumstances, UIL Holdings may be required to pay Iberdrola USA a termination fee of $75 million or reimburse Iberdrola USA for its reasonable and documented expenses, subject to a $15 million cap.
We may be unable to obtain the approvals required to complete the proposed merger or such approvals may contain material restrictions or conditions which may make it undesirable to complete the proposed merger.
The consummation of the proposed merger is subject to the satisfaction or waiver of certain customary closing conditions, including the receipt of certain regulatory approvals.  If we are unable to obtain these approvals, we would be unable to consummate the proposed merger.  Even if we receive such approvals, such approvals may contain conditions on the completion of the proposed merger or require changes to the terms of the proposed merger.  Such conditions or changes could have the effect of delaying or denying consummation of the proposed merger or imposing additional costs associated with, or limiting the benefits expected to be derived from, the proposed merger.
We cannot predict whether the closing conditions for the proposed merger set forth in the merger agreement will be satisfied or whether the regulatory approvals will be received.  As a result, we cannot assure you that the proposed merger will be completed.  If the closing conditions, including the receipt of regulatory approvals, for the proposed merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the proposed merger is not completed for any other reason, the market price of our common stock may decline.  In addition, if the proposed merger does not occur, we will nonetheless remain liable for expenses that we have incurred related to the proposed merger. The payment of such transaction expenses and the payment of the termination fee and expense reimbursement described above could have an adverse effect on our financial condition, results of operations or cash flows.  In addition, we could be subject to litigation in relation to the proposed merger or in the event the merger is not consummated, which could subject us to liability for damages and result in the incurrence of legal fees.
We will be subject to business uncertainties and contractual restrictions while the proposed merger is pending.

The work required to complete the proposed merger may place a significant burden on management and internal resources.  Management's attention and other company resources may be focused on the proposed merger instead of on day-to-day management activities, including pursuing other opportunities beneficial to us.  In addition, while the proposed merger is pending our business operations are generally restricted by the merger agreement to ordinary course of business activities consistent with past practice, which may cause us to forgo otherwise beneficial business opportunities.

We may lose management personnel and other key employees and be unable to attract and retain such personnel and employees.
Uncertainties about the effect of the proposed merger on management personnel and employees may impair our ability to attract, retain and motivate key personnel until the proposed merger is completed and for a period of time thereafter, which could affect our financial performance.
Legislation and regulation can significantly affect the structure, cash flows, results of operations and financial condition of our regulated subsidiaries.

The rates and authorized returns on equity of UI, CNG, SCG and Berkshire, our regulated subsidiaries, are determined by the FERC, PURA and DPU, as applicable.  These commissions also regulate the companies’ accounting, operations, the issuance of certain securities and certain other matters.  FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale and certain other matters.  The commissions’ policies and regulatory actions could have a material impact on the companies’ cash flows, results of operations and financial condition.  Further, while rate regulation is premised on the assumption that rates will be established that are fair, just, and reasonable, regulators have considerable discretion in applying this standard.  Thus, the regulatory process does not assure that the Utilities will be able to fully recover their costs or achieve the rate of return allowed by the Connecticut or Massachusetts public utility commissions and the FERC.  In a number of proceedings in recent years, our regulated subsidiaries have been denied recovery, or deferred recovery pending the next general rate case, including denials or deferrals related to major storm costs and construction expenditures.  In some instances, denial of recovery may cause the regulated subsidiaries to record an impairment of assets. If the regulated subsidiaries’ costs are not fully and timely recovered through the rates ultimately approved by regulators, our cash flows, results of operations and financial condition, and our ability to earn a return on investment and meet financial obligations, could be adversely affected.

In addition, legislation and the regulatory decisions implementing such legislation establish a framework for their operations.  Such legislation and regulatory decisions may result in the establishment of revenue requirements that are insufficient for the regulated subsidiaries to maintain customer services at current levels while still earning their allowed return.  Legislation and regulatory decisions, including initiatives to promote energy conservation and distributed energy resources, could negatively impact the ability to reach earnings targets and to obtain debt and equity financing at reasonable costs and on acceptable terms.  Such decisions could also impact our ability to recover our regulatory assets, including deferred major storm costs.  For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – UIL Holdings Corporation – Legislation and Regulation,” of this Form 10-K.

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

Financial market disruptions could negatively impact our cost of and ability to access capital in the bank and capital markets, thus impacting our ability to meet our financing and liquidity requirements and fund our capital program.

All of our financing, liquidity and capital requirements that exceed available cash will be provided by external financing.  There is no commitment to provide such financing from any source of funds, other than the short-term credit facility currently available to UIL Holdings and its subsidiaries.  We expect to satisfy future external financing needs by the issuance of additional short-term or long-term debt and equity securities.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the bank and capital markets and economic conditions generally, as well as the credit ratings, current debt levels and future income and cash flow of UIL Holdings and its subsidiaries.  If access to these sources of liquidity becomes constrained, our ability to implement our business strategy could be adversely affected.  In addition, a downgrade of our credit ratings or events beyond our control, such as a disruption in global bank and capital markets, could increase our cost of borrowing and cost of capital, or restrict our ability to access the capital markets and negatively affect our ability to maintain and to expand our businesses.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Increases in interest rates could have an adverse impact on our cash flows, results of operations and financial condition.

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

We provide defined benefit pension plans and other postretirement benefits for a significant number of employees, former employees and retirees.  Financial market disruptions and significant declines in the market values of the investments held to meet the pension and postretirement obligations, discount rate assumptions, participant demographics, and changes in laws and regulations may require us to make significant contributions to the plans.  Large funding requirements could adversely impact our cash flows, results of operations and financial condition.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which, if not recovered from our customers, could adversely affect our cash flows, results of operations and financial condition.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business.  Our transmission and distribution businesses face several operational risks, including the breakdown or failure of or damage to equipment or processes; labor disputes; disruptions in the delivery of electricity and natural gas, including impacts on us or our customers; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; and other unanticipated operations and maintenance expenses and liabilities.  The failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs.  Such costs that are not recoverable from our customers would have an adverse effect on our cash flows, results of operations and financial condition.

We may incur substantial capital expenditures and operating expenses in complying with environmental regulations, which, if not recovered from customers, could have an adverse impact on our cash flows, results of operations and financial condition.

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, we may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, as well as additional operating expenses.  Environmental damage claims may also arise from the operations of our regulated subsidiaries.  If these capital expenditures or potential damage claims are not recovered from customers, they could have an adverse impact on our cash flows, results of operations and financial condition.  For further discussion of significant environmental issues known to us at this time, see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Environmental Concerns,” of this Form 10-K.

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

Economic conditions could negatively impact the demand for electricity and natural gas and could impair the financial soundness of customers, which could adversely affect our cash flows, results of operations and financial condition.  Such conditions could also impair the financial soundness of our vendors and service providers.

Economic conditions impact the demand for electricity and natural gas.  If the economic conditions in Connecticut and Massachusetts were to decline, this could cause a reduction in the demand for electricity and natural gas.  In addition, economic downturns or periods of high energy supply costs can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers further reducing the demand for electricity and natural gas.  The economies of Connecticut and Massachusetts have experienced high unemployment in recent years as evidenced by seasonally–adjusted unemployment rates of 6.4% and 5.5% for Connecticut and Massachusetts, respectively, in December 2014.  A period of prolonged economic weakness could impact customers’ ability to pay bills in a timely manner and increase customer bankruptcies, which may lead to increased bad debt expenses or other adverse effects on our cash flows, results of operations and financial condition. Furthermore, as a result of the continued economic uncertainties affecting the economies of Connecticut, Massachusetts, the United States and other parts of the world, our vendors and service providers could experience serious cash flow problems.  As a result, such vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts, which could adversely affect our cash flows, results of operations and financial condition.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on operations.

Currently, 35% of the work force, including many experienced workers with specialized skills in constructing and maintaining the electrical and gas infrastructures, is eligible to retire by the end of 2016.  The difficulty in finding experienced replacements for these employees, combined with the significant length of time to train such replacements, could lead to an inability to replace all retirees in a timely manner and negatively impact the ability of our regulated subsidiaries to maintain system reliability at its current levels.  Additionally, the effective operations of UIL Holdings and its subsidiaries depend on the continued efforts of their respective executive officers, senior management and management personnel.  UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time.

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could have an adverse impact on our cash flows, results of operations and financial condition.

Approximately 48% of the work force is covered by collective bargaining agreements that expire between March 2015 and November 2018.  The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could result in increased expenses related to wages and benefits, inefficient and/or ineffective job performance or organized work stoppages, the impact of which could adversely affect our cash flows, results of operations and financial condition.

Grid disturbances, disruption in our networks, pipeline curtailments, security breaches, cyber-attacks, or acts of war or terrorism could negatively impact our operating systems, compromise customer or other information and result in potential financial liability.

While we have not experienced any cyber-attacks that have had material impacts on our cash flows, results of operations and financial condition, a disruption or black-out caused by an event that impacts the regional electric grid, regional gas pipelines, or our regulated subsidiaries’ local systems, such as, but not limited to, a transmission facility outage, interstate pipeline curtailments, a security breach, a cyber-attack, an act of war, a geomagnetic disturbance or a terrorist action, could impair our ability to properly manage our data, networks, systems and programs and negatively impact the operation and sustainability of our operating systems.

Furthermore, any threats or actions that negatively impact the integrity of, security of, or ability to manage our facilities, computer networks, systems, or programs, could cause the information stored there, including confidential customer information or critical operating information, to be accessed, publicly disclosed, lost or stolen.  Any such grid disturbance, security breach, cyber-attack or act of war or terrorism could result in a significant decrease in revenues, significant expense to repair system damage or security breach, and legal claims or proceedings that could damage our reputation and adversely affect our cash flows, results of operations and financial condition.

Weather could adversely impact our cash flows, results of operations and financial condition.

Severe weather, such as ice and snowstorms, hurricanes and other natural disasters, may cause outages and substantial property damage to our transmission and distribution facilities which may result in additional costs that are generally not insured.  The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to such events could be substantial, particularly as customers demand better and quicker response times to outages.  In addition, both Connecticut and Massachusetts have established performance standards for utility companies, including UI, CNG and SCG and Berkshire, respectively, relating to storm preparation, including damage assessment, safety and mutual assistance, communication, exercises and restoration in emergency situations. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers and the regulated subsidiaries could be subject to penalties for failure to meet performance standards.  The levying of penalties or the inability to recover a significant amount of such restoration costs through the regulatory process could have an adverse impact on our cash flows, results of operations and financial condition.

Our regulated subsidiaries are subject to significant attention by customers, regulators, legislators and the media, which make them vulnerable to increased regulatory oversight or sanctions.

Because utility companies, including our regulated subsidiaries, have large customer bases, are subject to regulation and provide an important service to customers, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm our reputation and those of our regulated subsidiaries, and may make state legislatures, utility commissions and other regulatory authorities less likely to view us and our regulated subsidiaries in a favorable light, and may cause our regulated subsidiaries to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight.  Unfavorable regulatory or legislative outcomes could include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements.  The imposition of any of the foregoing could have a material adverse effect on our business, cash flows, results of operations and financial condition.

We may not be able to complete necessary or desirable gas distribution expansion or infrastructure development projects in a timely manner, which may delay or prevent us from serving our customers or expanding our business.

As required by Connecticut’s Comprehensive Energy Strategy, CNG and SCG filed, jointly with Yankee Gas Services Company, a comprehensive natural gas expansion plan (“Expansion Plan”) outlining a structured approach to add approximately 280,000 new gas heating customers (approximately 200,000 of which relate to CNG and SCG) state-wide over the next 10 years.  In order to serve new customers to comply with the Expansion Plan, the Gas Companies need to lay significant miles of new pipeline, maintain, expand and potentially upgrade their existing distribution and/or storage infrastructure, and build new gate stations. Various factors may prevent or delay the Gas Companies from completing such projects or make completion more costly, such as the inability to obtain required approval from local or state regulatory and governmental bodies, public opposition to the project, inability to obtain adequate financing, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, the Gas Companies may not be able to adequately support the proposed customer growth, which would negatively impact their businesses, cash flows, results of operations and financial condition.

Volatility in the price of natural gas and home heating oil could adversely impact the demand for gas conversions.

Conversion from home heating oil to natural gas requires a significant investment by customers.  If the prices of natural gas do not remain sufficiently below the prices of home heating oil, current oil heating customers may elect not to convert to natural gas.  Recent reductions in oil prices demonstrate that it is difficult to predict future home heating costs.  In addition, any new regulations imposed on natural gas, particularly on extraction of natural gas from shale formations, could lead to substantial increases in the price of natural gas.  Reduced prices for heating oil or increases in in prices for natural gas may cause potential natural gas customers to forgo converting their heating systems to natural gas and as a result, could negatively impact the forecasted growth of the Gas Companies’ businesses, cash flows, results of operations and financial condition.

New advances in power generation, energy efficiency, or other technologies that impact the power utility industry could cause an erosion in revenues.

With the escalating costs of energy has come the incentive for the development of new technologies for power generation and energy efficiency, and an investment in research and development to make those technologies more efficient and cost-effective. In Connecticut, the state’s Comprehensive Energy Strategy places considerable emphasis on distributed generation, energy efficiency and products that reduce electricity usage. There is potential that distributed generation systems and energy efficiency measures could adversely affect the demand for services of our regulated subsidiaries thus impacting revenues, which would have a negative impact on our cash flows, results of operations and financial condition.

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

The corporate headquarters of UIL Holdings are located in New Haven, Connecticut.  In 2012, UI completed construction and took occupancy of its consolidated operations center and general office building, including an office building, warehouse facility, and vehicular maintenance facility in Orange, Connecticut.  Additionally, UI and the Gas Companies occupy several facilities within their service territories for administrative and operational purposes.

UI’s transmission lines consist of approximately 104 circuit miles of overhead lines and approximately 28 circuit miles of underground lines, all operated at 345-kV or 115-kV and located in Connecticut, with the majority located within or adjacent to the territory served by UI.  In addition, UI has three 115-kV switching stations and one 345/115-kV substations which, along with UI’s transmission lines are part of the New England transmission grid.  A major portion of UI’s transmission lines is constructed on railroad rights‑of‑way pursuant to two Transmission Line Agreements.  One of the agreements expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension.  The other agreement will expire in May 2040.

UI owns and operates 28 bulk electric supply substations with a capacity of 1,886 megavoltampere, and 7 distribution substations with a capacity of 38 megavoltampere.  UI has 3,284 pole‑line miles of overhead distribution lines and 202 distribution conduit‑bank miles.

The Gas Companies’ natural gas systems consist of approximately 4,303 miles and 744 miles of distribution pipeline in Connecticut and Massachusetts, respectively.  Collectively, SCG and CNG deliver approximately 613,000 Mcf on a peak day through their distribution systems.  SCG and CNG also operate and maintain numerous gate stations, and have firm pipeline capacity under contract totaling 470,698 Mcf of natural gas for a maximum peak delivery day.

CNG owns and operates a liquefied natural gas (LNG) plant which can store up to 1.2 Bcf of natural gas and can vaporize up to 90,000 Mcf per day of LNG to meet peak demand.  SCG has contract rights to and operates a similar plant, which is owned by a wholly-owned subsidiary of UIL Holdings, with the same capabilities to store up to 1.2 Bcf of natural gas.  SCG’s LNG facilities can vaporize up to 82,000 Mcf per day of LNG to meet peak demand.  SCG and CNG have also contracted for 21 Bcf of storage with a maximum peak day delivery capability of 198,955 Mcf per day (included in the total pipeline deliveries noted above).

Berkshire delivers approximately 60,000 Mcf on a peak day through its distribution system.  Berkshire operates and maintains six gate stations in its service territory and has contracted 1.2 Bcf of storage.  Berkshire owns and operates an LNG plant which can store up to 10,000 Mcf of LNG and has the ability to vaporize up to 3,400 Mcf per day of LNG necessary to meet peak demands based on its 3-day peak day storage requirement.

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

Not Applicable.

EXECUTIVE OFFICERS OF UIL HOLDINGS

The names and ages of all executive officers of UIL Holdings and a brief account of the business experience during the past five years of each executive officer are as follows:

Name	Age*	Title
James P. Torgerson**	62	President and Chief Executive Officer
Richard J. Nicholas**	59	Executive Vice President and Chief Financial Officer
Linda L. Randell**	64	Senior Vice President and General Counsel
Alex J. DeBoissiere	59	Senior Vice President of Government Relations
John J. Prete**	57	Senior Vice President of Electric Operations
Steven P. Favuzza**	61	Vice President and Controller
Anthony Marone III**	51	Senior Vice President of Customer and Business Services
Diane Pivirotto**	64	Senior Vice President of Human Resources, Administrative Services and Chief Compliance Officer
Robert M. Allessio	64	Senior Vice President Connecticut Gas Operations

*  Age as of December 31, 2014
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

Alex J. DeBoissiere.  Mr. DeBoissiere was appointed Senior Vice President of Governmental Relations of UIL Holdings on May 10, 2011.  Previously, Mr. DeBoissiere served as the Director Government Affairs for Duane Morris LLP from 2008 through 2011.

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

Anthony Marone III.  Mr. Marone was appointed Senior Vice President of Customer and Business Services of UIL Holdings on May 14, 2013.  Previously, Mr. Marone served as Senior Vice President – Business Services of UI and Vice President of Business Services of UIL Holdings from November 16, 2010 to May 2013.  Mr. Marone also served as Vice President – Client Services and External Relations of UI from July 1, 2009 to November 2010.  Mr. Marone is also the President of GenConn Energy LLC (GenConn), a 50-50 joint venture between UI and NRG affiliates.

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

Robert M. Allessio.  Mr. Allessio was appointed Senior Vice President Connecticut Gas Operations of UIL Holdings on May 14, 2013.  Previously, Mr. Allessio served as Vice President of Gas Operations of UIL Holdings from November 16, 2010 to May 14, 2013.  Mr. Allessio has also served as President and Chief Executive Officer of CNG, SCG and Chief Executive Officer of Berkshire since 2005.

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

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the quarterly high and low closing sale prices during 2014 and 2013 were as follows:

	2014 Sale Price		2013 Sale Price
	High	Low	High	Low

First Quarter	$40.68	$34.37	$39.89	$35.86
Second Quarter	$38.82	$35.05	$42.14	$36.32
Third Quarter	$38.89	$34.34	$41.63	$36.14
Fourth Quarter	$46.33	$35.33	$39.69	$36.47

The quarterly cash dividends declared in 2014 and 2013 were at a rate of $0.432 per share.

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

As of February 20, 2015, there were 6,139 common stock shareowners of record.

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2009 and ending 2014.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
UIL	$100	$114	$142	$151	$171	$201
S&P 500	$100	$115	$118	$136	$181	$206
S&P Public Utility Index	$100	$106	$126	$128	$145	$186
S&P Elect. Pwr. Co. Index	$100	$103	$125	$124	$134	$175

*	Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2009 and that all dividends were reinvested. For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year. The changes displayed are not necessarily indicative of future returns measured by this or any other method.

UIL Holdings repurchased 20,780 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	16,930	$35.99	None	None
November 1-30	3,090	$40.10	None	None
December 1-31	760	$43.02	None	None
Total	20,780	$36.86	None	None

*  All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.	Selected Financial Data. (1)

	2014	2013	2012	2011	2010
Financial Results of Operation ($000's)
Electric Distribution and Transmission Revenues
Retail
Residential	$388,845	$379,267	$357,150	$384,967	$439,357
Commercial	244,856	239,964	221,820	224,028	248,028
Industrial	37,155	38,469	34,953	37,927	39,154
Other	10,489	10,182	9,597	9,611	10,037
Wholesale	(190)	(323)	378	491	505
Other operating revenues	115,394	135,999	159,564	140,985	122,466
Total Electric Distribution and Transmission Revenues	796,549	803,558	783,462	798,009	859,547
Gas Distribution Revenues
Retail
Residential	485,674	411,179	388,483	413,797	78,346
Commercial	207,865	150,098	144,996	195,774	31,981
Industrial	61,795	58,567	34,364	35,866	8,961
Other	38,248	42,282	44,198	37,613	3,678
Wholesale	67,753	133,551	75,426	65,943	12,917
Other operating revenues	(25,941)	19,346	15,420	23,322	2,222
Total Gas Distribution Revenues	835,394	815,023	702,887	772,315	138,105
Non-utility Businesses	-	135	152	123	14
Total operating revenues	$1,631,943	$1,618,716	$1,486,501	$1,570,094	$997,666
Operating income	$247,403	$240,489	$230,590	$219,382	$125,299
Net Income attributable to UIL Holdings	$109,593	$115,265	$103,637	$99,656	$54,854

Financial Condition ($000's)
Property, plant and equipment in service - net	$3,023,782	$2,747,361	$2,535,811	$2,202,855	$2,084,762
Goodwill	266,205	266,205	266,205	266,797	298,890
Other deferred charges and regulatory assets	835,736	1,109,133	1,249,330	1,189,476	1,161,803
Total Assets	5,111,935	5,144,220	5,019,164	4,744,609	4,481,838
Current portion of long-term debt	6,526	11,834	48,296	13,712	154,114
Net long-term debt excluding current portion	1,711,349	1,723,842	1,600,354	1,548,347	1,511,768
Net common stock equity	1,368,202	1,353,815	1,116,553	1,094,361	1,076,142

Common Stock Data
Average number of shares outstanding - basic (000's)	56,834	52,415	50,831	50,609	35,722
Number of shares outstanding at year-end (000's)	56,854	56,754	50,875	50,645	50,505
Earnings per share - basic	$1.93	$2.20	$2.04	$1.96	$1.53
Earnings per share - diluted	$1.92	$2.18	$2.02	$1.95	$1.52

Book value per share	$24.06	$23.85	$21.95	$21.61	$21.31
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$46.33	$42.14	$37.51	$35.66	$30.78
Low	$34.34	$35.86	$32.70	$28.72	$24.00
Year-end	$43.54	$38.75	$35.81	$35.37	$29.96

Other Financial and Statistical Data
Electric Distribution and Transmission sales by class (millions of kWh's)
Residential	2,199	2,272	2,246	2,275	2,311
Commercial	2,609	2,610	2,643	2,661	2,760
Industrial	472	493	495	594	617
Other	47	47	47	46	47
Total	5,327	5,422	5,431	5,576	5,735

Electric Distribution and Transmission retail customers as of December 31,	328,163	327,152	326,171	324,950	323,755

Gas Distribution sales by class (millions of cubic feet)
Residential	37,730	34,721	28,230	30,612	6,506
Commercial	27,346	24,144	11,776	13,790	3,778
Industrial	3,835	3,767	1,755	1,046	1,783
Other	14,496	15,006	23,182	22,603	1,371
Total	83,407	77,638	64,943	68,051	13,438

Gas Distribution retail customers as of December 31,	399,366	394,707	385,030	376,367	374,536

(1)	2010 Financial data includes Gas Distribution activity as of and for the 45 day period beginning with the acquisition of the Gas Companies by UIL Holdings and ending December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

UI is also party to a 50-50 joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (together with GCE Holding LLC, GenConn), operates two peaking generation plants in Connecticut.

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

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the bank and capital markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.

Philadelphia Gas Works

On March 2, 2014, UIL Holdings entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with the City of Philadelphia pursuant to which UIL Holdings, through a wholly-owned subsidiary, would acquire the operating assets and assume certain liabilities of Philadelphia Gas Works for an initial purchase price of $1.86 billion, subject to adjustment (Acquisition).

The Acquisition was subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approval from the Philadelphia City Council (City Council).  On October 27, 2014, the City Council announced that it would not endorse the Acquisition.  In light of the City Council’s announcement, on December 4, 2014 we exercised our contractual right to terminate the Asset Purchase Agreement.

Legislation and Regulation

Comprehensive Energy Strategy  In February 2013, Connecticut Department of Energy and Environmental Protection (DEEP) issued its final comprehensive energy strategy  for Connecticut which offers recommendations in five major priority areas as follows:  (1) expanding energy choices, (2) lowering utility bills, (3) improving the environment, (4) creating clean energy jobs and (5) enhancing quality of life.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” we apply fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of December 31, 2014, the assets accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 53.7% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

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

PURA has determined that costs associated with the CfDs are fully recoverable through electric rates.  As a result, there is no impact on our net income, because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.  During 2014, the fluctuations in the fair value of the CfDs were due to increases in forward prices for capacity and reserves as a result of ISO New England market rule changes.

Weather Insurance Contracts

On an annual basis, SCG and Berkshire each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company; in addition, under certain of the contracts, if temperatures are colder than normal at a prescribed level for the contract period, the gas company is required to make a payment.  The premiums paid are amortized over the terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).  As a result of PURA’s approval of a decoupling mechanism for CNG which went into effect in January 2014, CNG did not enter into weather insurance contracts in 2014 and does not anticipate entering into any contracts while the decoupling mechanism is in place.

Risk Management and Insurance

We have an Enterprise Risk Management (ERM) process for identifying the principal risks for UIL Holdings.  Our ERM process uses a risk management methodology designed to direct the identification, assessment, management and reporting of the principal risks of the business.  Our ERM process is aligned with accepted ERM methodologies and best practices consistent with the May 2013 updated Internal Control – Integrated Framework (New Framework) issued by The Committee of Sponsoring Organizations (COSO) of the Treadway Commission as well as the ERM framework from the International Organization for Standardization (ISO).  We report the status of our enterprise level risks on a quarterly basis to the UIL Holdings’ Board of Directors.  We also conduct an in depth annual Enterprise Risk Assessment resulting in a report that is presented to the Audit Committee of the Board of Directors.  However, there can be no assurances that our ERM process will effectively identify or manage every risk or event that could potentially impact our cash flows, results of operations or financial condition.

UIL Holdings’ primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers’ compensation.  UIL Holdings is insured for general liability, automobile liability, property loss, fiduciary liability, workers’ compensation liability and cyber liability.  UIL Holdings’ general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including pain and suffering) and property damage, subject to a deductible.  Losses are accrued based upon UIL Holdings’ estimates of the liability for claims incurred and an estimate of claims incurred but not reported.  UIL Holdings reviews the general liability reserves quarterly to ensure the adequacy of those reserves.  The reserves are based on historical claims, business events, industry averages and actuarial studies.  Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected; therefore, reserve adjustments may become necessary as cases unfold.  UIL Holdings insures the majority of its properties subject to deductibles depending on the type of property.  UIL Holdings’ fiduciary liability program, workers’ compensation program and cyber liability provide insurance coverage, also subject to deductibles.

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

Rates

In August 2013, PURA approved new distribution rate schedules for UI for two years (the August Decision) which became effective at that time and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the establishment of the requested storm reserve.  Additionally, the August Decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, we recorded a one-time pre-tax write-off of $17.5 million related to UI in the third quarter of 2013.

In December 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  As a result of PURA’s final decision in UI’s final CTA reconciliation proceeding, the remaining storm regulatory asset was offset against the remaining CTA and Connecticut Yankee DOE litigation regulatory liabilities.  See Note “–Electric Distribution and Transmission – Other Proceedings” for additional information.

Power Supply Arrangements

Under Connecticut law, UI’s retail electricity customers are able to choose their electricity supplier while UI remains their electric distribution company.   UI purchases power for those of its customers under standard service rates who do not choose a retail electric supplier and have a maximum demand of less than 500 kilowatts and its customers under supplier of last resort service for those who are not eligible for standard service and who do not choose to purchase electric generation services from a retail electric supplier.  The cost of the power is a “pass-through” to those customers through the GSC charge on their bills.

UI must procure the power to serve its standard service load pursuant to a procurement plan approved by PURA.  Under the procurement plan UI procures wholesale power for its standard service customers on a full requirements basis pursuant to contracts with a maximum duration of 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2015, 80% of its standard service load for the second half of 2015 and for 20% of its standard service load for the first half of 2016.    Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of December 31, 2014, UI would have had to post an aggregate of approximately $20.6 million in collateral.  UI would have been and remains able to provide that collateral.

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

New Renewable Source Generation

Under Connecticut law (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase RECs from renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI will develop up to 10 MW of renewable generation.  The costs for this program will be recovered on a cost of service basis.   PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.15%) plus 25 basis points and (B) the current authorized distribution ROE for CL&P (currently 9.17%), less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.  UI expects the cost of this program, a planned 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge, to be approximately $47 million.

Pursuant to Connecticut law (PA 13-303), on September 19, 2013, at the direction of DEEP, UI entered into two contracts for energy and/or RECs from Class I renewable resources, totaling approximately 3.5% of UI’s distribution load, which were subsequently approved by PURA.  Costs of each of these agreements will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder in the RFP, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  This complaint was dismissed in December 2014.

Pursuant to Section 8 of Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” (PA 13-303), in January 2014, at DEEP’s direction, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The costs of these agreements will be fully recoverable through electric rates.

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

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2014, UI’s overall allowed weighted-average ROE for its transmission business was 12.1%.  This includes the impact of the FERC order issued on October 16, 2014 and excludes any impacts of the reserve adjustment, both of which are discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel (OCC), filed a joint complaint (Initial Complaint) with the FERC against

ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the refund period of October 1, 2011 through December 31, 2012 (refund period).

Based on the August 6, 2013 initial decision of the presiding Administrative Law Judge finding that the existing base ROE was unjust and unreasonable we recorded a reserve for the refund period related to the Initial Complaint of $2.6 million pre-tax during the third quarter of 2013 based upon our assessment of the ultimate outcome of the proceeding.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, alleging that the then current base ROE of 11.14% was not just and reasonable and seeking a reduction in the base ROE, with refunds to customer for a refund period beginning December 27, 2012 (Second Complaint).

On June 19, 2014, the FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%.  In the June Order, the FERC adopted a new method for determining cost of equity, changing from a one-step discounted cash flow (DCF) methodology to a two-step DCF, which includes a long-term growth component.  The FERC also discontinued its past practice of adjusting the ROE to reflect changes in U.S. Treasury bond yields from the date of closing of the evidentiary record to the date of the FERC decision.

The June Order applied the two-step DCF methodology, using an assumed long-term growth rate based on the Gross Domestic Product, to tentatively find that the zone of reasonableness for the New England transmission owners is 7.03% to 11.74%.  Within that tentative zone of reasonableness, the FERC found that, taking into account the unusual capital market conditions, the just and reasonable base ROE for the New England transmission owners’ tariff should be set halfway between the midpoint of the zone of reasonableness and the top of the zone of reasonableness, or 10.57%.   In connection with the application of the two-step DCF method, FERC established a paper hearing process following which the FERC confirmed in its order on October 16, 2014 (October Order) that the Gross Domestic Product was the appropriate long-term growth rate to be used when calculating the base ROE and setting the New England transmission owners base ROE at 10.57% with a total or maximum ROE including incentives not to exceed 11.74%, for both the refund period and going forward effective on October 16, 2014.

On July 31, 2014, certain complainants in the Initial Complaint and the Second Complaint filed a similar additional complaint (Third Complaint) with the FERC against the New England transmission owners, alleging that the then current base ROE of 11.14% was not just and reasonable and seeking a reduction in the base ROE, with refunds to customers for a 15-month refund period beginning July 31, 2014.  The complainants in the Third Complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.

In 2014, the FERC issued an order consolidating the Second Complaint and Third Complaint and stated a presiding judge decision should be rendered within twelve months of the commencement of hearing proceedings, or by November 30, 2015, with an expected decision by the FERC by September 2016.

During the third quarter of 2014, we updated our assessment based upon the most recent information available.  Although we cannot predict the outcome of the proceedings involving the Second and Third Complaints, we recorded additional pre-tax reserves of $5.6 million.  As of December 31, 2014, total pre-tax reserves relating to potential refunds to customers under all three complaints were approximately $8.2 million.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (doing business as Eversource Energy), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability

Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in the fourth quarter of 2015 and (3) the Central Connecticut Reliability Project, which is being reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP would be approximately $45 million.  In January 2015, ISO-NE issued a draft GHCC transmission solutions report to its Planning Advisory Committee.   UI is evaluating the draft report and awaiting the final ISO-NE GHCC transmission solution report, expected in the first quarter of 2015, to determine the impact on UI’s aggregate investment in NEEWS.

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

As of December 31, 2014, UI had made aggregate deposits of $43.5 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the GSRP, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the GSRP.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.7 million, $1.5 million and $1.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.  On February 6, 2015, UI made an additional deposit of approximately $1.5 million.

Other Proceedings

On November 12, 2014, PURA issued a decision in a docket addressing UI’s semi-annual Generation Service Charge (GSC), bypassable federally mandated congestion charge and the nonbypassable federally mandated congestion charge (NBFMCC) reconciliations.  PURA’s decision allows for recovery of $7.7 million of the $11.3 million request included in UI’s filing for the reconciliation of certain revenues and expenses relating to the period from 2004 through 2013 and resulted in UI recording a pre-tax write-off of approximately $3.8 million during the fourth quarter of 2014 which included the disallowed portion of UI’s request as well as additional 2014 carrying charges.

Also on November 12, 2014, PURA issued a final decision in UI’s final CTA reconciliation proceeding which extinguished all remaining CTA balances.  In addition, the final decision allowed for the application of an approximate $8.2 million remaining CTA regulatory liability, as well as an approximate $12.0 million regulatory liability related to the Connecticut Yankee DOE litigation, against the storm regulatory asset balance.  The final decision required that remaining regulatory liability balance be applied to the GSC “working capital allowance” and be returned to customers through the NBFMCC.

Because the two decisions noted above do not conform to ratemaking principles, UI filed appeals with the State of Connecticut Superior Court in December 2014 for both the GSC/NBFMCC and the CTA final decisions.  On February 3, 2015, PURA filed a motion to dismiss UI’s appeal of the CTA final decision.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2015 through

December 31, 2015 of $29.5 million and $36.5 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2015 approved revenue requirements.

As of December 31, 2014, UI’s equity investment in GenConn was $114.2 million and there was an immaterial amount of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $13.9 million, $15.3 million and $15.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $17.9 million, $21.8 million and $21.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Operations

For regulatory and accounting purposes, UI separates its transmission and distribution operations into separate divisions.  Changes to income and expense items related to distribution have a direct impact on net income and earnings per share.  Changes to income and expense items related to transmission impacts earnings indirectly through changes to rate base, allowed rate of return, and capitalization.  Transmission returns are achieved either by accruing additional revenues, or by deferring such revenues, as required to achieve the authorized return.  The distribution division also contains the revenue and expense components of UI’s “other unbundled components,” as presented on customer bills, which include the SBC, the GSC, the C&LM charge, and REI charges.  Changes to the SBC, the GSC, the C&LM charge, and REI charges, which are essentially pass-through components (revenues are matched to recover costs), do not impact earnings and net income.  The majority of expenses are either accrued or deferred such that there is no net income associated with these four unbundled components.

The primary operational factors affecting UI’s financial results are the ability to control expenses and capital expenditures.  Sales volume is not expected to have an impact on distribution earnings due to the decoupling mechanism in place.  The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions.

During 2012, UI completed construction and took occupancy of its consolidated operations center and general office buildings in Orange, CT.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the distribution business as well as the transmission business.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.  The capital projects in the distribution business involve transformer replacement, load relief and energy projects while those in the transmission business relate to new and upgraded substations, railroad upgrades and NEEWS projects with CL&P.

Gas Distribution

The Gas Companies are natural gas transportation and distribution utilities whose structure and operations are significantly affected by legislation and regulation.  SCG’s and CNG’s rates and authorized ROE are regulated by PURA.  Berkshire’s rates and authorized ROE are regulated by the Massachusetts Department of Public Utilities (DPU).  Legislation and regulatory decisions implementing legislation establish a framework for the Gas Companies’ operations.  CNG’s and SCG’s results of operations will be impacted by the implementation of their joint natural gas expansion plan with Yankee Gas Services Company, discussed below, which is designed to meet the gas expansion goals proposed in

Connecticut’s Comprehensive Energy Strategy.  Other factors affecting the Gas Companies’ financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume.  Sales volumes for SCG and Berkshire are affected, for the most part, by the weather during the winter heating season months given the variability of average daily temperatures compared to normal.  Weather is not expected to have an impact on CNG’s sales volumes due to the decoupling mechanism put in place on January 10, 2014.  The Gas Companies expect to continue to make capital investments in their distribution infrastructures.

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

The allowed returns on equity established by PURA are 9.18% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan and currently anticipates that a base rate case would likely be filed in 2016, based on a calendar year 2015 test year, for rates to be effective in 2017.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG have been engaged in ongoing settlement discussions regarding the appeal and PURA granted CNG request for an extension of time for submitting the private letter ruling request to the Internal Revenue Service.

On June 14, 2013, CNG, SCG and Yankee Gas Services Company, an unrelated regulated gas distribution company, filed a comprehensive joint 10-year natural gas expansion plan (“Expansion Plan”) with PURA and DEEP. The plan was in response to the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and Public Act 13-298.  The Expansion Plan included a set of recommendations designed to help meet the statewide goal of adding approximately 280,000 new customers, including providing more flexibility to minimize a new customer’s contribution to the cost to serve them, providing tools to help fund natural gas conversion costs, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, and  allowing utilities to secure additional pipeline capacity coming into Connecticut.  PURA issued its final Decision on November 22, 2013 approving new System Expansion (SE) rates exclusively for new on and off-main customers commencing service on or after January 1, 2014.  These rates include a 10% premium distribution component for on-main customers and a 30% premium for off-main customers.  The SE rates are complemented by new business rules that extend the Companies’ financial hurdle rate model from a 20-year to a 25-year time horizon, which will reduce the customer’s contributions to any construction costs, and allow the grouping of customers to help reduce or eliminate new customer contributions to system expansion.  A separate new business reconciliation mechanism was also approved that reconciles the actual new business revenue requirements each year with the revenues received from the new business customers.   As a result of the reconciliation, any shortfall or surplus in revenues will be charged or credited to existing firm customers.  This ensures the timely recovery of new business capital investments and any associated expenses.

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

SCG, CNG, Yankee Gas Services Company, the OCC and the Bureau of Energy & Technology Policy entered into a settlement agreement on these issues that was approved by PURA on January 14, 2015.  The settlement agreement specifically states how non-firm margin credits are to be allocated between existing customers and proposed gas expansion projects, streamlines reporting requirements for gas expansion projects, and among other issues, defines the methodology to be used for aggregating potential gas customers into possible gas expansion projects.

On July 7, 2014, Massachusetts enacted “An Act Relative to Natural Gas Leaks” (the Act) which established a uniform natural gas leak classification standard for all Massachusetts natural gas utilities and a program that accelerates the replacement of aging natural gas infrastructure.  The Act provides natural gas utilities with a reasonable opportunity to recover the costs associated with infrastructure replacement via a cost recovery mechanism.  Also under the Act, the DPU is permitted to authorize natural gas utilities to design and offer programs to customers that will increase the availability, affordability and feasibility of natural gas service for new customers.

On December 22, 2014, the DPU issued an order (the Order) regarding service quality standards for gas and electric distribution companies in Massachusetts, including Berkshire.   The Order requires improved performance by gas and electric distribution companies which, if not met, could result in a maximum financial penalty equal to 2.5% of transmission and distribution revenues.  Additionally, the Order removed the previous standard which had allowed offsets to the penalties incurred for measures not met.

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

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold 96 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the long-term contracts for firm transportation capacity are regulated by the FERC.  The actual reasonable costs of such contracts are passed through to customers through state regulated purchased gas adjustment mechanisms.

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

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company.  Each Gas Company owns or has rights to the natural gas stored in an LNG facility directly attached to its distribution system.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, UIL Holdings had $115.6 million of unrestricted cash and temporary cash investments.  This represents an increase of $46.4 million from the corresponding balance at December 31, 2013.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2013	$69.2

Net cash provided by operating activities	402.2

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(312.2)
Acquisition of Milford LNG	(20.3)
Deposits in NEEWS	(8.4)
Cash distributions from GenConn	3.9
Restricted cash (1)	1.0
Other	0.7
(353.3)

Net cash provided by (used in) financing activities:
Issuances (payments) of long-term debt, net	(11.5)
Line of credit borrowings (repayments), net	89.0
Dividend payments	(97.7)
Other financing activities	(0.3)
(20.5)

Net change in cash	46.4

Unrestricted cash and temporary cash investments, December 31, 2014	$115.6

(1)	As of December 31, 2014, UIL Holdings had $1.1 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $402.2 million in 2014, compared with $325.2 million in 2013.  The increase in operating cash flows was related primarily to changes in accrued pension and accounts payable.  The increase in cash flows from changes in accrued pension is primarily due to decreases in pension contributions in 2014 as compared to 2013.  The increase in cash flows from changes in accounts payable is primarily due to decreases in payments in the fourth quarter of 2014 as compared to the fourth quarter of 2013.

Cash capital expenditures totaled $312.2 million in 2014, compared with $305.2 million in 2013.  The increase is primarily attributable to increases in programs relating to gas distribution system replacement and expansion of the gas distribution system due to customer growth.

UI received distributions of $17.9 million from GenConn in 2014, $14 million of which are included in net cash provided by operating activities, compared with $21.8 million in 2013.

UIL Holdings paid common dividends of $97.7 million in 2014, compared with $87.6 million in 2013.

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

The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate” in the making or paying of any dividends of such public utility from any funds properly included in capital account.  This restriction would apply to UI.  FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials.

Corporate laws in the states in which we operate, Connecticut and Massachusetts, authorize distributions to the extent they are not limited by corporate documents such as charters and bylaws and do not result in insolvency.

Provisions in the Certificate of Incorporation of CNG require that dividends on its $3.125 Par Preferred Stock be paid before dividends may be paid on its common stock.  On June 5, 2014, CTG Resources, Inc., CNG’s parent company, acquired 70,699 shares of the $3.125 Par Preferred Stock of the 108,706 shares issued and outstanding, at a purchase price of $10.25 per share, or an aggregate amount of $0.7 million, pursuant to a tender offer.

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

In connection with the proposed acquisition of Philadelphia Gas Works, UIL Holdings, UI, CNG, SCG, and Berkshire entered into an Amendment No. 1 to the UIL Holdings Credit Facility with the banks on March 17, 2014.  The primary purpose of the Amendment No. 1 was to address provisions that would be impacted by the acquisition.  However, because we have terminated the Asset Purchase Agreement, these provisions of the Amendment have no force or effect.

As of December 31, 2014, there was $89 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2015 and January 31, 2016.  Available credit under the UIL Holdings Credit Facility at December 31, 2014 totaled $306.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

On December 31, 2014, UIL Holdings’ 364-day Bridge Term Loan Agreement (Bridge Facility) entered into on March 28, 2014 with its subsidiary, WGP Acquisition LLC (WGP), and a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent, in an aggregate principal amount of up to $1.9 billion, terminated in accordance with its terms as a result of the termination of the Asset Purchase Agreement.  UIL Holdings had not drawn on commitments under the Bridge Facility, which had been entered into in connection with the proposed acquisition of Philadelphia Gas Works, and there were no amounts outstanding upon the Bridge Facility’s termination.

UIL Holdings filed a shelf registration statement with the Securities and Exchange Commission (SEC) in March 2012 under which UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions.

Long-term debt issuances for the utility businesses require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

On February 4, 2015, PURA approved UI’s application to issue long term debt in the aggregate amount of $400 million from time to time through December 31, 2017, including approximately (i) $70 million to refinance its outstanding 6.06% Senior Notes, which mature in 2017, (ii) $27.5 million to refinance its Pollution Control Revenue Bonds (PCRBs) issued by the Business Finance Authority of New Hampshire that mature in 2027 and are due to be re-priced in July 2015, and (iii) $64.46 million of PCRBs which mature in 2033 and have a floating interest rate that resets based on an auction that takes place every 35 days.  The debt authorized to be issued to refinance the PCRBs may be issued in either the taxable private placement market or the bank market as an alternative to financing the bonds in the tax-exempt market.   UI monitors conditions in the bond markets and plans to refund the $64.5 million of PCRBs at such time market conditions and financing terms are economically favorable.

UI expects to continue to receive periodic cash distributions from GenConn similar to those discussed in “– Cash Flows” above.  Future cash distributions, however, are subject to GenConn generating sufficient cash flows to fund operations as well as continued compliance with the terms and conditions of its project financing documents.

Uses of Funds

During 2014, UIL Holdings made pension contributions of approximately $23 million.  UIL Holdings currently expects to make pension contributions of approximately $15 million in 2015.  Such contribution levels will be adjusted, if necessary, based on actuarial calculations.

In August 2014, CNG repaid, upon maturity, the outstanding balance of its 8.12% Medium Term Notes, Series B, in the aggregate amount of $5 million.  Also in August 2014, CNG redeemed all of its outstanding 8.49% Medium Term Notes, Series B, due 2024, for an aggregate of $5 million.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  We believe that the covenants are normal and customary.  The summary below describes the most significant financial covenants, certain events of default and dividend restrictions in the agreements.

Long-Term Debt

The long-term debt agreements describe typical events of default and, depending on the debt agreement, an event of default includes (i) defaults on other indebtedness in the aggregate principal amount of at least $1 million, $5 million or

$10 million, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

UI

Under each of its non-tax exempt long-term debt agreements, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2014, UI’s debt ratio was 49%. For additional information on UI’s taxable long-term debt agreements, see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization,” of this Form 10-K.

There are no dividend restrictions in connection with the above agreements and no repayment triggers specified in the above agreements related to changes in debt ratings.

Gas Companies

Under Berkshire’s Note Purchase Agreement in connection with the $15 million principal amount of 5.33% Senior Notes, Series A, due December 10, 2043 between Berkshire and various Accredited Investors, Berkshire is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2014, Berkshire’s debt ratio was 28%.

Under Berkshire’s Amended and Restated Note Agreement in connection with the 7.8% Senior Unsecured Note, due  November 15, 2021, in the original principal amount of $16 million, Berkshire is required to maintain a ratio of consolidated funded debt to consolidated adjusted capitalization of not greater than 65%.  As of December 31, 2014, such ratio was 42.1% (adjusted capitalization excludes the impact of goodwill).  In addition, Berkshire is required to maintain a fixed charges coverage ratio of no less than 1.50 to 1.00.  As of December 31, 2014, such ratio was 3.90 to 1.00.  The Amended and Restated Note Agreement describes customary events of default, including defaults on any payment required in connection with the Amended and Restated Note Agreement or on any other indebtedness in the aggregate principal amount of at least $1 million.

Under Berkshire’s First Mortgage Indenture and Deed of Trust (Indenture) under which Berkshire’s 10.06% First Mortgage Bond Series P, due February 1, 2019, were issued in the principal amount of $10 million, Berkshire is required to maintain a fixed charge ratio of at least 2.00 to 1.00.  As of December 31, 2014, Berkshire’s fixed charge ratio was 3.92 to 1.00.  Pursuant to the Indenture, Berkshire is also subject to cash dividend, distribution and common stock share purchase restrictions if the aggregate amount of such dividends, distributions and purchases exceeds Berkshire's earned surplus, plus $3 million.  During 2014, there were no such dividends, distributions and purchases in excess of such limitation.

Under Berkshire’s 9.6% Senior Notes, Series A, due September 1, 2020, in the principal amount of $8 million, Berkshire is required to maintain a tangible net worth greater than $9 million.  As of December 31, 2014, Berkshire’s tangible net worth was $59.5 million.

SCG is subject to dividend restrictions pursuant to the terms of all of its senior secured notes.  The most limiting of these dividend restrictions relates to the most recently issued notes, which are the 3.88% Secured Medium-Term Notes, Series MTN-IV, due September 22, 2021, in the principal amount of $25 million, the 5.39% Secured Medium-Term Notes, Series MTN-IV, due September 22, 2041, in the principal amount of $25 million, and the 7.5% Secured Medium-Term Notes, Series MTN-IV, due 2018, in the principal amount of $50 million, due 2018, all of which were issued under SCG's Thirty-First Supplemental Indenture.  The restrictions are based upon cumulative net income available for dividends since January 1, 2008, plus $60 million, offset by adjustments related to aggregate depreciation expense and dividends declared.  As of December 31, 2014, $58.8 million was unrestricted for dividend distributions.

Short-term Debt

Under the UIL Holdings Credit Facility, UIL Holdings, UI, SCG, CNG and Berkshire are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2014, UIL Holdings’

debt ratio was 57%, UI’s debt ratio was 49%, SCG’s debt ratio was 36%, CNG’s debt ratio was 28% and Berkshire’s debt ratio was 28%.

The UIL Holdings Credit Facility describes customary events of default, including failure to pay when due any interest or principal due on indebtedness in the principal amount of at least $10 million or any interest or premium thereon in the aggregate amount of at least $10 million; or any other default or other event related to such indebtedness, if the effect of such default or event is to accelerate, or to permit the acceleration of, the maturity of such indebtedness, or any such indebtedness shall be declared due and payable, or required to be prepaid, prior to the stated maturity.  However, a default by UIL Holdings generally does not create a cross-default in respect of outstanding indebtedness of UI, SCG, CNG or Berkshire (except in the case of a default arising from a Change of Control of UIL Holdings, as defined in the UIL Holdings Credit Facility).

There are no dividend restrictions in connection with the UIL Holdings Credit Facility.  In addition, there are no automatic repayments specified in the UIL Holdings Credit Facility related to changes in debt ratings.

2015 Capital Resource and Expenditure Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2015 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2014.  UIL Holdings will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareowners.  As UIL Holdings’ sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareowners will be dependent primarily upon sustained earnings from current operations of UI and the Gas Companies.

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

UIL Holdings expects to incur capital expenditures of approximately $449 million in 2015.  Additional cash requirements in excess of cash flows generated from operating activities are expected to be funded by short-term debt.

Contractual and Contingent Obligations

The following are contractual and contingent obligations as of December 31, 2014.

	(In Millions)
	2015	2016	2017	2018	2019	Thereafter	Total
Debt Maturities:
UIL Holdings	$-	$-	$-	$-	$-	$450.0	$450.0
UI	-	-	70.0	100.0	31.0	644.4	845.4
Gas Companies	1.4	11.4	21.5	51.5	11.5	299.9	397.2
Total	$1.4	$11.4	$91.5	$151.5	$42.5	$1,394.3	$1,692.6

Contractual Obligations:
UIL Holdings
Lease payments	$1.5	$1.5	$1.5	$1.5	$1.5	$4.5	$12.0
Interest on long-term debt (1)	20.8	20.8	20.8	20.8	20.8	15.6	119.6
Purchase commitments (2)	4.3	-	-	-	-	-	4.3

UI (4)
Lease payments	$2.9	$2.9	$2.9	$2.9	$2.5	$40.2	$54.3
Interest on long-term debt (1)	42.3	42.3	41.4	37.2	30.6	314.0	507.8
Pension contribution	6.9	-	-	-	-	-	6.9
Renewable Energy Credits	4.8	6.1	6.2	6.2	6.2	59.1	88.6
Purchase commitments (2)	41.1	-	-	-	-	-	41.1

Gas Companies
Lease payments	$0.6	$0.6	$0.6	$0.6	$0.4	$0.8	$3.6
Interest on long-term debt (1)	25.5	25.2	23.0	22.3	17.7	238.1	351.8
Pension contribution	8.1	-	-	-	-	-	8.1
Gas Purchase Commitments (3)	133.6	126.6	117.3	82.2	68.5	450.8	979.0
Purchase commitments (2)	4.5	-	-	-	-	-	4.5
Total	$296.9	$226.0	$213.7	$173.7	$148.2	$1,123.1	$2,181.6

(1)
Amounts represent interest payments on long-term debt outstanding at December 31, 2014.  Interest payments will change if additional long-term debt is issued, if current long-term debt is refinanced at different rates in the future, and when interest rates on auction rate bonds reset.

(2)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2014.
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

Accounting for Pensions and Other Postretirement Benefits

UIL Holdings accounts for its pension and other postretirement benefit plans (the Plans) in accordance with ASC 715 “Compensation –Retirement Benefits.”  In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the Plans.  The primary assumptions are as follows:

•	Discount rate – this rate is based upon a hypothetical portfolio of bonds, selected to settle pension liabilities as of the reporting date and is adjusted annually to reflect the movement of long-term interest rates.

•	Expected return on plan assets – the expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.

•	Average wage increase – projected annual pensionable earnings increases, which are used to determine the wage base used to project employees’ pension benefits at retirement.

•	Health care cost trend rate – projections of expected increases in health care costs.

•	Mortality assumptions – projections of expected future mortality.

•	Demographic assumptions – projections of expected future demographic experience, such as termination, retirement and disability.

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

UIL Holdings applies consistent estimation techniques regarding its actuarial assumptions, where appropriate, across the Plans of its operating subsidiaries.  The estimation technique utilized to develop the discount rate for the Plans is based upon the settlement of such liabilities as of December 31, 2014 utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities.  UIL Holdings believes such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows which closely match the expected payments to participants.

UIL Holdings is utilizing a discount rate of 4.30% as of December 31, 2014 for all of its qualified pension plans, compared to a rate of 5.20% in 2013.  The decrease in the discount rate, which was due to changes in long-term interest rates, resulted in an increase to the projected benefit obligation of approximately $112 million from 2013 to 2014.  The discount rate for non-qualified pension plans as of December 31, 2014 was 4.20% compared to 4.90% in 2013.  The discount rates for UIL Holdings’ other postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI other postretirement plan, the discount rate at December 31, 2014 was 4.30% compared to 5.20% at December 31, 2013.  For the Gas Companies’ other postretirement plans, the December 31, 2014 discount rate is a composite rate of 4.20% compared to 4.85% the previous year.  UIL Holdings’ expected return on plan assets ranged from 5.56% to 8.0% in 2014 and 2013.

The assumptions listed above may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2014 pension expense would have increased or decreased inversely by $3.2 million.  If there had been a 1% change in the expected return on assets assumed for the pension plans, the 2014 pension expense would have increased or decreased inversely by $7.2 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2014 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.  If there had been a 1% change in the expected return on assets assumed for the other postretirement benefits plans, the 2014 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.

The projected, long‑term average wage increases ranged from 3.5% to 3.8% in 2014.  The health care cost trend rate assumption for all retirees was set at 7.0% in 2014, with such rate decreasing to 5.0% in 2019.

UIL Holdings’ 2014 pension and other postretirement benefits expenses were $26.0 million and $5.3 million, respectively, net of amounts deferred as a regulatory asset.

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

During 2014, the Society of Actuaries issued its final updated mortality tables and projection scales.  UIL Holdings, in conjunction with its actuaries, performed an analysis to determine the appropriateness of adopting these tables and the related mortality projections.  As a result, the UIL Holdings pension and postretirement plan liabilities as of December 31, 2014 reflect updated mortality assumptions.   The Plans have adopted the Society of Actuaries’ new base table, with collar adjustments.  In addition, the Plans are using a projection scale more aligned and consistent with recent experience to estimate projected changes in future mortality.  The change in the mortality assumption increased the projected benefit obligations for the pension and other postretirement benefit plans as of December 31, 2014 by approximately $38 million and $7 million, respectively.  There was no impact on 2014 expense.

Also in 2014, UIL Holdings, in conjunction with its actuaries, completed an experience study of its demographic assumptions.  Such studies are undertaken periodically and encompass other demographic assumptions, such as termination, retirement and disability.  The changes resulting from the experience study decreased the projected benefit obligations for pension and other postretirement plans as of December 31, 2014 by approximately $32 million and $15 million, respectively.  There was no impact on 2014 expense.

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

UIL Holdings completed its annual goodwill impairment tests for all of its reporting units that carry a goodwill balance as of October 1, 2014.  The estimated fair values for the reporting units were determined by using the income approach and the market approach methodologies.

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

As of October 1, 2014, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore Step two was not performed and no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2014 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

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

As of December 31, 2014, UIL Holdings had certain immaterial guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, we provide narrative and tabular presentations showing a comparison of our net income and earnings per share (EPS) for 2014 and 2013, as well as 2013 and 2012, along with reconciliations for certain non-GAAP measures.  The presentations include EPS for each of our lines of business as well as Net Income and EPS excluding the impact of certain nonrecurring items and the impact of such items on EPS.  Such EPS amounts are calculated by dividing the income of each line of business, as well as the amount of certain nonrecurring items by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  We believe this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Results of Operations:  2014 vs. 2013

UIL Holdings’ net income was $109.6 million, or $1.93 per share, for 2014, a decrease of $5.7 million, or $0.27 per share, compared to 2013.  UIL Holdings’ net income excluding nonrecurring items was $129.2 million, or $2.27 per share, an increase of $7.4 million, and a decrease of $0.05 per share, compared to 2013.  The table below presents a comparison of UIL Holdings’ net income and EPS for 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013	2014 More (Less) than 2013

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$90.1	$86.8	$3.3
FERC ROE reserves	(3.4)	(1.5)	(1.9)
GSC disallowance (1)	(2.3)	-	(2.3)
Rate case disallowances (2)	-	(5.0)	5.0
Total Electric Distribution and Transmission	84.4	80.3	4.1
Gas Distribution	48.3	45.4	2.9
Non-Utility excluding acquisition-related expenses	(9.2)	(10.4)	1.2
Net Income attributable to UIL Holdings excluding acquisition-related expenses	123.5	115.3	8.2
Non-Utility acquisition-related expenses	(13.9)	-	(13.9)
Net Income attributable to UIL Holdings	$109.6	$115.3	$(5.7)

EPS
Electric Distribution and Transmission	$1.58	$1.65	$(0.07)
FERC ROE reserves	(0.06)	(0.03)	(0.03)
GSC disallowance (1)	(0.04)	-	(0.04)
Rate case disallowances (2)	-	(0.09)	0.09
Total Electric Distribution and Transmission	1.48	1.53	(0.05)
Gas Distribution	0.85	0.87	(0.02)
Non-Utility excluding acquisition-related expenses	(0.16)	(0.20)	0.04
Net Income attributable to UIL Holdings excluding acquisition-related expenses	2.17	2.20
Non-Utility acquisition-related expenses	(0.24)	-	(0.24)
Net Income attributable to UIL Holdings	$1.93	$2.20	$(0.27)

Total EPS - Diluted	$1.92	$2.18	$(0.26)

EPS - Basic - Excluding impact of nonrecurring items (3)	$2.27	$2.32	$(0.05)
EPS - Diluted - Excluding impact of nonrecurring items (3)	$2.26	$2.31	$(0.05)

Average Number of Common Shares Outstanding - Basic	56.8	52.4	4.4
Average Number of Common Shares Outstanding - Diluted	57.1	52.7	4.4

(1)	Resulting from PURA’s final decision in semi-annual GSC, bypassable federally mandated congestion charge and nonbypassable federally mandated congestion charge reconciliations. Refer to Part II, Item 8., “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings,” for further discussion.
(2)	Resulting from UI’s 2013 distribution rate proceeding. Refer to Part II, Item 8., “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings,” for further discussion.
(3)	Nonrecurring items include FERC ROE reserves, GSC disallowance, rate case disallowance and non-utility acquisition-related expenses.

Electric Distribution and Transmission

Overall, UI’s operating revenue decreased by $7.1 million, from $803.6 million in 2013 to $796.5 million in 2014.  Retail revenue increased $13.3 million, which was primarily attributable to increases in distribution rates as a result of the 2013 rate case decision, partially offset by decreases in distribution sales volume.  Retail sales decreased by 95 million kWh, from 5,422 million kWh in 2013, to 5,327 million kWh in 2014.  Retail sales normalized for the weather impact decreased 26 million kWh, from 5,375 million kWh in 2013, to 5,349 million kWh in 2014.  Other revenues decreased $20.4 million, which was primarily attributable to the net activity of the “working capital allowance” of the GSC due to timing differences as well as lower transmission revenue requirements, as required to achieve the authorized return, partially offset by the distribution revenue decoupling adjustment, none of which directly impact net income.

Purchased power expense increased by $34 million, from $139.1 million in 2013 to $173.1 million in 2014.  The increase was primarily attributable to increased costs of procured power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s depreciation and amortization expense decreased by $40.6 million, from $108.0 million in 2013 to $67.4 million in 2014.  The decrease was primarily attributable to the absence of CTA amortization in 2014 as a result of the CTA charge ending on January 1, 2014.

UI’s taxes other than income taxes increased by $3.8 million, from $83.4 million in 2013 to $87.2 million in 2014.  The increase was primarily attributable to an increase in property taxes due to increases in plant and equipment.

UI’s other income and deductions decreased by $2.4 million, from $18.2 million in 2013 to $15.8 million in 2014.  The decrease was primarily attributable to a decrease in allowance for funds used during construction (AFUDC) due mainly to a decrease in UI’s average construction work in progress balance.

UI’s interest charges increased by $7.1 million, from $39.1 million in 2013 to $46.2 million in 2014.  The increase is primarily attributable to increased interest expense due to the issuance of additional long-term debt in October 2013 as well as an increase in carrying charges on deferred amounts due to customers.

UI’s income from equity investments decreased by $1.4 million, from $15.3 million in 2013 to $13.9 million in 2014.  The decrease was primarily due to decreased income from the investment in GenConn.

UI’s income taxes decreased $11.4 million, from $55.6 million in 2013 to $44.2 million in 2014.  The decrease was attributable to a lower effective tax rate primarily due to the absence of non-normalized CTA amortization in 2014 and favorable changes in state flow through depreciation.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its statement of income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $51.6 million in 2014, an increase of $5.0 million, compared to 2013.  The increase was primarily attributable to the absence in 2014 of regulatory disallowances recorded in 2013 as a result of UI’s 2013 distribution rate case, partially offset by a pre-tax write-off of approximately $3.8 million during the fourth quarter of 2014 relating to PURA’s decision in a docket addressing UI’s semi-annual Generation Services Charge (GSC), bypassable federally mandated congestion charge and the nonbypassable federally mandated congestion charge reconciliations.

Transmission

The transmission business had total net income of $32.8 million in 2014, a decrease of $0.9 million, compared to 2013.  The decrease was primarily attributable to a $5.6 million pre-tax reserve recorded in 2014 compared to a $2.6 million pre-tax reserve recorded in 2013 related to a FERC ROE claim partially offset by increases in interest income primarily related to deposits in NEEWS.

Gas Distribution

The Gas Companies’ operating revenue increased by $20.4 million, from $815.0 million in 2013 to $835.4 million in 2014.  The increase was primarily attributable to higher sales volume, increased conservation expense recovery and approved increases in CNG’s rates.  Retail sales increased by 5.8 million mcf, from 77.6 million mcf in 2013, to 83.4 million mcf in 2014.  The increase in sales volume resulted from the impact of colder weather, customer growth, and increased per customer usage in 2014 compared to 2013.  Temperatures were colder in 2014 compared to 2013 which resulted in a 2.6% increase in heating degree days in 2014.  The colder temperatures in 2014 compared to 2013 resulted in a $1.3 million increase, pre-tax, in gross margin (operating revenues less natural gas purchased) in 2014.  The customer growth in 2014 compared to 2013 resulted in a $4.8 million increase, pre-tax, in gross margin in 2014.  The increased per customer usage in 2014 compared to 2013 resulted in a $7.5 million increase, pre-tax, in gross margin in 2014.   These increases were partially offset by lower non-firm gross margin returned to firm customers as a result of the Expansion Plan as well as lower off-system sales and CNG’s revenue decoupling.  The decrease in non-firm gross margin returned to firm customers and off-system sales is largely offset by lower purchased gas expense.

Purchased gas expense decreased by $9.7 million, from $438.2 million in 2013 to $428.5 million in 2014.  The decrease was primarily attributable to lower off-system sales and lower non-firm gross margin returned to firm customers as discussed above, partially offset by increased purchased gas rates and higher sales volume due to colder weather, increased per customer usage and customer growth.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $25.2 million, from $154.4 million in 2013 to $179.6 million in 2014.  The increase was primarily attributable to increases in the allocation of UIL Holdings corporate charges, conservation expense, as well as increased uncollectible expense due to increased customer account write‑off activity and increased payroll expense, partially offset by a decrease in employee pension and benefits expense.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ depreciation and amortization expense decreased by $4.7 million, from $77.9 million in 2013 to $73.2 million in 2014. The decrease was primarily attributable to the implementation of new approved amortization rates resulting from CNG’s 2013 rate case, which became effective in January 2014, partially offset by increased depreciation expense due to increased investment in plant and equipment.

The Gas Companies’ taxes other than income taxes increased by $3.9 million, from $46.5 million in 2013 to $50.4 million in 2014.  The increase was primarily attributable to higher gross receipts tax due to the increase in operating revenues as well as higher property taxes.

The Gas Companies’ income tax expense increased by $5.0 million, from $23.3 million in 2013 to $28.3 million in 2014.  The increase was primarily attributable to higher pre-tax income.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $23.1 million, or $0.40 per share, in 2014 compared to net after-tax costs of $10.4 million, or $0.20 per share, in 2013.  The increase in costs was primarily due to after-tax acquisition related expenses in the amount of $13.9 million, or $0.24 per share.

Results of Operations:  2013 vs. 2012

UIL Holdings’ net income was $115.3 million, or $2.20 per share, for 2013, an increase of $11.7 million, or $0.19 per share, compared to 2012.  UIL Holdings’ net income excluding nonrecurring items was $121.8 million, or $2.32 per share, an increase of $18.2 million, or $0.28 per share, compared to 2012.  The table below presents a comparison of UIL Holdings’ net income and EPS for 2013 and 2012.

	Year Ended December 31,		2013 More (Less)
	2013	2012	than 2012

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$86.8	$84.7	$2.1
FERC ROE Reserves	(1.5)	-	(1.5)
Rate case disallowances (1)	(5.0)	-	(5.0)
Total Electric Distribution and Transmission	80.3	84.7	(4.4)
Gas Distribution	45.4	32.2	13.2
Non-Utility	(10.4)	(13.3)	2.9
Net Income attributable to UIL Holdings	$115.3	$103.6	$11.7

EPS
Electric Distribution and Transmission	$1.65	$1.67	$(0.02)
FERC ROE Reserves	(0.03)	-	(0.03)
Rate case disallowances (1)	(0.09)	-	(0.09)
Total Electric Distribution and Transmission	$1.53	$1.67	$(0.14)
Gas Distribution	0.87	0.63	0.24
Non-Utility	(0.20)	(0.26)	0.06
Total EPS - Basic	$2.20	$2.04	$0.16

Total EPS - Diluted	$2.18	$2.02	$0.16

EPS - Basic - Excluding impact of nonrecurring items (2)	$2.32	$2.04	$0.28
EPS - Diluted - Excluding impact of nonrecurring items (2)	$2.31	$2.02	$0.29

Average Number of Common Shares Outstanding - Basic	52.4	50.8	1.6
Average Number of Common Shares Outstanding - Diluted	52.7	51.1	1.6

(1)	Resulting from UI’s 2013 distribution rate proceeding. Refer to Part II, Item 8., “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings,” for further discussion.
(2)	Nonrecurring items include FERC ROE reserves, and rate case disallowance noted in (1) above.

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

UI’s income taxes decreased $6.5 million, from $62.1 million in 2012 to $55.6 million in 2013.  The decrease was primarily attributable to lower pre-tax income in 2013 compared to 2012, as well as a lower effective tax rate primarily due to lower non-normalized CTA amortization as a result of the CTA being fully amortized in the third quarter of 2013.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its statement of income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $46.7 million in 2013, a decrease of $6.0 million, compared to 2012.  The decrease was primarily attributable to a one-time pre-tax write off of $8.4 million resulting from disallowances and other adjustments related to the UI’s rate proceeding as well as increases in employee pension and benefits expense, outside services expenses, depreciation expense and taxes other than income taxes, partially offset by a decrease in rent expense.

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

The Gas Companies’ depreciation and amortization expense increased by $2.7 million, from $75.2 million in 2012 to $77.9 million in 2013. The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

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

The Gas Companies’ income tax expense increased by $2.0 million, from $21.3 million in 2012 to $23.3 million in 2013.  The increase was primarily attributable to higher pre-tax income in 2013 compared to 2012, partially offset by lower conservation and payment program costs and lower state income taxes.

Non-Utility

UIL Corporate incurred net after-tax costs of $10.4 million, or $0.20 per share, in 2013 compared to net after-tax costs of $13.3 million, or $0.26 per share, in 2012.  The decrease was primarily attributable to tax benefits associated with unitary filing requirements for state income taxes, an increase in capitalized interest, and an increase in income earned on UIL Corporate investments that support UIL Holdings.

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

UI has outstanding approximately $64.5 million of pollution control revenue bonds (PCRBs) that mature in 2033 and have a floating interest rate that resets in an auction that takes place every 35 days.  Since 2008, there has been considerable dislocation in the auction rate municipal bond market, resulting in insufficient clearing bids causing the auction to fail.  When an auction fails, the interest rates are set at a rate equal to one-month LIBOR times a multiple of 125% to 225%, based on the credit rating on the auction rate bonds assigned by Moody’s or S&P.  The $64.5 million of PCRBs are currently rated at Baa1 based on Moody’s credit rating for UI.  The interest rate on these bonds was 0.338% at January 26, 2015 which was equal to two times LIBOR.  The interest rate risk of variable rate financings, including the reset at auction of the interest rate on the $64.5 million of tax-exempt auction rate bonds, is $0.2 million of increased interest expense for every 0.25% increase in interest rates.  UI monitors conditions in the municipal bond market and plans to refund the $64.5 million of these bonds, at such time when market conditions and financing terms are economically favorable.

UI’s 4.50% Series 2010 PCRBs, due July 1, 2027 in the principal amount outstanding of $27.5 million, are due to be remarketed in the municipal bond market on July 1, 2015.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2014 was 10.8 years, at an average interest rate of 5.43%.

The table below provides information about the long-term debt of UIL Holdings and its subsidiaries that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and by fixed interest rate expiration dates.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings
Long-Term Debt	$-	$-	$-	$-	$-	$450,000	$450,000	$481,954
Weighted average interest rate	-	-	-	-	-	4.63%	4.63%

UI
Long-Term Debt (1)	$27,500	$-	$70,000	$100,000	$31,000	$616,960	$845,460	$958,296
Weighted average interest rate	4.50%	-	6.06%	6.49%	2.98%	4.76%	5.00%

Gas Companies
Long-Term Debt	$1,455	$11,455	$21,455	$51,455	$11,455	$299,905	$397,180	$501,461
Weighted average interest rate	7.80%	8.93%	8.88%	7.51%	9.77%	5.82%	6.42%

(1)	$27.5 million of 4.50% pollution control revenue bonds due July 2027 are subject to mandatory purchase and remarketing in 2015 and are, therefore, included in the “2015” column and excluded from the “Thereafter” column.

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

Asset values of funded plans as of December 31, 2014 and December 31, 2013 were approximately $722.0 million and $688.4 million, respectively.  During 2014, UIL Holdings made pension contributions of approximately $24 million. UIL Holdings currently expects to make pension contributions of approximately $15 million in 2015.   Such contribution levels will be adjusted, if necessary, based on actuarial calculations.

Item 8.	Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands except per share amounts)

	2014	2013	2012

Operating Revenues	$1,631,943	$1,618,716	$1,486,501

Operating Expenses
Operation
Purchased power	173,059	139,135	154,546
Natural gas purchased	426,379	438,189	370,234
Operation and maintenance	399,560	384,029	356,277
Transmission wholesale	88,370	88,206	79,469
Depreciation and amortization (Note F)	151,557	189,856	181,348
Taxes - other than income taxes (Note F)	138,271	130,458	114,037
Rate case disallowances	-	8,354	-
Acquisition-related expenses (Note A)	7,344	-	-
Total Operating Expenses	1,384,540	1,378,227	1,255,911
Operating Income	247,403	240,489	230,590

Other Income and (Deductions), net
Acquisition-related bridge facility fees (Note A)	(15,795)	-	-
Other income and (deductions) (Note F)	18,020	20,633	25,246
Total Other Income and (Deductions), net	2,225	20,633	25,246

Interest Charges, net
Interest on long-term debt	89,524	87,232	86,469
Other interest, net	4,417	2,106	3,636
	93,941	89,338	90,105
Amortization of debt expense and redemption premiums	2,439	2,431	2,437
Total Interest Charges, net	96,380	91,769	92,542

Income from Equity Investments	13,893	15,272	15,273

Income Before Income Taxes	167,141	184,625	178,567

Income Taxes (Note E)	57,562	69,308	74,866

Net Income	109,579	115,317	103,701
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	(14)	52	64

Net Income attributable to UIL Holdings	$109,593	$115,265	$103,637

Average Number of Common Shares Outstanding - Basic	56,834	52,415	50,831
Average Number of Common Shares Outstanding - Diluted	57,136	52,711	51,108

Earnings Per Share of Common Stock - Basic (Note A)	$1.93	$2.20	$2.04

Earnings Per Share of Common Stock - Diluted (Note A)	$1.92	$2.18	$2.02

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(Thousands of Dollars)

	2014	2013	2012

Net Income	$109,579	$115,317	$103,701
Other Comprehensive Income (Loss), net of income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	(815)	1,008	(90)
Other	3	(24)	16
Total Other Comprehensive Income (Loss), net of income taxes	(812)	984	(74)
Comprehensive Income	108,767	116,301	103,627
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	(14)	52	64
Comprehensive Income Attributable to UIL Holdings	$108,781	$116,249	$103,563

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(Thousands of Dollars)

	2014	2013	2012
Cash Flows From Operating Activities
Net income	$109,579	$115,317	$103,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,996	192,287	183,785
Deferred income taxes	55,959	71,095	68,121
Allowance for funds used during construction (AFUDC) - equity	(8,814)	(10,811)	(7,480)
Stock-based compensation expense (Note A)	5,691	5,283	4,907
Pension expense	31,344	48,798	39,906
Undistributed (earnings) losses in equity investments	(13,294)	(15,304)	(15,440)
Rate case disallowances (Note C)	-	8,354	-
Other regulatory activity, net	41,708	10,945	(16,102)
Other non-cash items, net	(4,248)	(757)	(7,049)
Changes in:
Accounts receivable, net	15,089	(9,711)	(51,301)
Unbilled revenues	(2,766)	(9,058)	(11,999)
Natural gas in storage	2,394	4,850	26,748
Cash distribution received from GenConn	14,004	15,321	19,672
Prepayments	4,350	(3,082)	3,450
Accounts payable	49,721	(12,094)	(20,221)
Interest accrued	504	(494)	900
Taxes accrued/refundable, net	(10,273)	(1,302)	60,614
Accrued liabilities	(8,940)	(2,504)	16,271
Accrued pension	(35,594)	(74,666)	(59,317)
Accrued other post-employment benefits	(5,016)	(8,052)	(3,673)
Other assets	(1,394)	446	3,361
Other liabilities	8,182	347	(4,913)
Total Adjustments	292,603	209,891	230,240
Net Cash provided by Operating Activities	402,182	325,208	333,941

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(312,153)	(305,178)	(288,633)
Acquisition of Milford LNG	(20,321)	-	-
Cash distributions from GenConn	3,928	6,494	1,872
Changes in restricted cash	995	759	3,717
Deposits in New England East West Solution (NEEWS) (Note C)	(8,437)	(1,636)	(24,059)
Other	690	360	844
Net Cash provided by (used in) Investing Activities	(335,298)	(299,201)	(306,259)

Cash Flows from Financing Activities
Issuances of common stock	-	206,516	1,943
Issuances of long-term debt	-	135,000	203,500
Payments on long-term debt	(11,455)	(41,455)	(109,955)
Line of credit borrowings (repayments), net	89,000	(187,000)	(48,000)
Payment of common stock dividend	(97,708)	(87,602)	(87,490)
Other	(295)	(170)	(822)
Net Cash provided by (used in) Financing Activities	(20,458)	25,289	(40,824)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	46,426	51,296	(13,142)
Balance at beginning of period	69,153	17,857	30,999
Balance at end of period	115,579	69,153	17,857

Cash paid during the period for:
Interest (net of amount capitalized)	$85,317	$83,259	$81,658
Income taxes	$7,594	$5,735	$4,750

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$36,056	$33,145	$47,475
Plant expenditures funded by deposits in NEEWS	$-	$(18,469)	$(6,346)
Deposits in New England East West Solution (NEEWS)	$-	$18,469	$6,346

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2014 and 2013

ASSETS
(In Thousands)

	2014	2013
Current Assets
Unrestricted cash and temporary cash investments	$115,579	$69,153
Restricted cash	1,051	2,046
Accounts receivable less allowance of $8,881 and $11,545, respectively	232,887	245,252
Unbilled revenues	95,816	93,050
Current regulatory assets (Note A)	92,764	332,391
Natural gas in storage, at average cost	86,428	79,917
Deferred income taxes	-	21,742
Refundable taxes	15,211	8,244
Current portion of derivative assets (Note A)	6,849	9,098
Prepayments	10,696	14,989
Other	12,815	12,122
Total Current Assets	670,096	888,004

Other investments
Equity investment in GenConn (Note A)	114,195	118,241
Other	25,777	26,348
Total Other investments	139,972	144,589

Net Property, Plant and Equipment (Note A)	3,292,690	3,068,680

Regulatory Assets (Note A)	687,198	703,739

Deferred Charges and Other Assets
Unamortized debt issuance expenses	13,571	15,518
Other long-term receivable	1,490	1,496
Derivative assets (Note A)	20,421	44,349
Goodwill	266,205	266,205
Other	20,292	11,640
Total Deferred Charges and Other Assets	321,979	339,208

Total Assets	$5,111,935	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2014 and 2013

LIABILITIES AND CAPITALIZATION
(In Thousands)

	2014	2013
Current Liabilities
Line of credit borrowings	$89,000	$-
Current portion of long-term debt	6,526	11,834
Accounts payable	217,700	164,416
Dividends payable	24,428	24,392
Accrued liabilities	71,182	78,125
Current regulatory liabilities (Note A)	17,026	261,729
Taxes accrued	20,184	23,490
Interest accrued	22,437	21,933
Deferred income taxes	3,767	-
Current portion of derivative liabilities (Note A)	23,308	26,904
Total Current Liabilities	495,558	612,823

Deferred Income Taxes	585,335	540,542

Regulatory Liabilities (Note A)	491,896	445,092

Other Noncurrent Liabilities
Pension accrued	265,009	170,853
Other post-retirement benefits accrued	85,777	78,539
Derivative liabilities (Note A)	61,766	169,327
Other	46,924	49,047
Total Other Noncurrent Liabilities	459,476	467,766

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,711,349	1,723,842

Preferred Stock, not subject to mandatory redemption	119	340

Common Stock Equity
Common stock	1,149,985	1,145,950
Paid-in capital	21,587	22,272
Retained earnings	196,907	185,058
Accumulated other comprehensive income (loss)	(277)	535
Net Common Stock Equity	1,368,202	1,353,815

Total Capitalization	3,079,670	3,077,997

Total Liabilities and Capitalization	$5,111,935	$5,144,220

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2014, 2013 and 2012
(Thousands of Dollars)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive
	Shares (a)	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2011	50,645,490	$931,153	$19,791	$143,792	$(375)	$1,094,361
Net income for 2012				103,701		103,701
Cash dividends on common stock - $1.728 per share				(87,529)		(87,529)
Preferred stock dividends of subsidiary, noncontrolling interests				(64)		(64)
Issuance of 119,627 shares of common stock - no par value	229,093	5,549				5,549
Stock based compensation			609			609
Other comprehensive loss (net of income taxes of $49)					(74)	(74)
Balance as of December 31, 2012	50,874,583	$936,702	$20,400	$159,900	$(449)	$1,116,553
Net income for 2013				115,317		115,317
Cash dividends on common stock - $1.728 per share				(90,107)		(90,107)
Preferred stock dividends of subsidiary, noncontrolling interests				(52)		(52)
Issuance of 5,797,393 shares of common stock - no par value	5,879,260	209,248				209,248
Stock based compensation			1,872			1,872
Other comprehensive income (net of income taxes of $656)					984	984
Balance as of December 31, 2013	56,753,843	$1,145,950	$22,272	$185,058	$535	$1,353,815
Net income for 2014				109,579		109,579
Cash dividends on common stock - $1.728 per share				(97,744)		(97,744)
Preferred stock dividends of subsidiary, noncontrolling interests				14		14
Issuance of 83,759 shares of common stock - no par value	100,616	4,035				4,035
Stock based compensation			(685)			(685)
Other comprehensive loss (net of income taxes of $541)					(812)	(812)
Balance as of December 31, 2014	56,854,459	$1,149,985	$21,587	$196,907	$(277)	$1,368,202

(a)	There were 125,000,000 shares authorized in 2014 and 2013

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

Philadelphia Gas Works

On March 2, 2014, UIL Holdings entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with the City of Philadelphia pursuant to which UIL Holdings, through a wholly-owned subsidiary, would acquire the operating assets and assume certain liabilities of Philadelphia Gas Works for an initial purchase price of $1.86 billion, subject to adjustment (Acquisition).

The Acquisition was subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approval from the Philadelphia City Council.  On October 27, 2014, the City Council announced that it would not endorse the Acquisition.  In light of the City Council’s announcement, on December 4, 2014 we exercised our contractual right to terminate the Asset Purchase Agreement.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2014, UIL Holdings incurred pre-tax acquisition-related expenses of approximately $23.1 million, $7.3 million of which represents legal, investment banking, and due diligence costs that are included in operating expenses and $15.8 million of which are fees associated with a Bridge Term Loan Agreement (Bridge Facility) that is included in other income and (deductions) in the Consolidated Statement of Income.  See Note (D) “Short-Term Credit Arrangements” for additional information about the Bridge Facility.

Milford LNG Purchase

On July 31, 2014, United Resources, Inc., a wholly owned subsidiary of UIL Holdings, purchased from Iberdrola USA, Inc. and certain of its subsidiaries, all of the outstanding equity of certain entities (the Purchased Entities) owning (a) a 14.6 million gallon liquefied natural gas (LNG) storage tank operated by SCG and located on property owned by SCG in Milford, Connecticut (the Tank), (b) certain equipment, materials and supplies used in or useful for the operation of the Tank (together with the Tank, the Assets) and (c) the LNG inventory, for a cash purchase price of approximately $20.3 million.  The structure and the pricing of the transaction are intended to maintain the current regulatory structure of the Purchased Entities and the Assets, and have no impact on customers.  The Assets earn a rate of return equal to SCG’s allowed rate of return.

Allowance for Funds Used During Construction

In accordance with the uniform systems of accounts, the Company capitalizes allowance for funds used during construction (AFUDC), which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates for 2014, 2013 and 2012 were 6.12%, 9.63% and 5.61%, respectively.

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

As of December 31, 2014 and 2013, UIL Holdings’ ARO, including estimated conditional AROs, was $18.7 million and $18.5 million, respectively, and consisted primarily of obligations related to the removal or retirement of asbestos, polychlorinated biphenyl (PCB)-contaminated equipment, gas pipeline and cast iron gas mains.  The long-lived assets associated with the AROs are gas storage property, distribution property and other property.  UIL Holdings’ ARO is carried on the balance sheet as other long-term liabilities.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ARO activity for 2014 and 2013 is as follows:

	2014	2013
	(In Thousands)
Balance as of December 31	$18,510	$18,289
Liabilities incurred during the year	-	-
Liabilities settled during the year	(762)	(740)
Accretion	971	961
Balance as of December 31	$18,719	$18,510

Cash and Temporary Cash Investments

UIL Holdings considers all of its highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash and temporary cash investments.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight‑line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by PURA and DPU.  Software service life is based upon management’s estimate of useful life.  The aggregate annual provisions for depreciation for the years 2014, 2013 and 2012 were approximately 3.2%, 3.4%, and 3.5%, respectively, of the original cost of depreciable property.

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of December 31, 2014, UI has recorded a gross derivative asset of $27.3 million ($6.6 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $64.3 million, a gross derivative liability of $85.1 million ($59.2 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $6.5 million.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The gross derivative assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
	(In Thousands)
Gross derivative assets:
Current Assets	$6,849	$9,098
Deferred Charges and Other Assets	$20,421	$44,349

Gross derivative liabilties:
Current Liabilities	$23,308	$26,976
Noncurrent Liabilities	$61,766	$169,327

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(In Thousands)

Regulatory Assets - Derivative liabilities	$(78,510)	$(33,819)

Regulatory Liabilities - Derivative assets	$(6,472)	$-

The fluctuations in the balances of the derivatives as well as the related unrealized gains in the year ended December 31, 2014 compared to 2013 are primarily due to increases in forward prices for capacity and reserves as a result of ISO New England market rule changes.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$109,593	$115,265	$103,637
Less: Net income allocated to unvested units	63	117	184
Net income attributable to common shareholders	$109,530	$115,148	$103,453

Denominator:
Basic average number of shares outstanding	56,834	52,415	50,831
Effect of dilutive securities	302	296	277
Diluted average number of shares outstanding	57,136	52,711	51,108

Earnings per share:
Basic	$1.93	$2.20	$2.04
Diluted	$1.92	$2.18	$2.02

All outstanding options to purchase shares of common stock during 2013 and 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were lower than the average market price of the common shares during such period.

Equity Investments

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $114.2 million and $118.2 million as of December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was an immaterial amount of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $13.9 million, $15.3 million and $15.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $17.9 million, $21.8 million and $21.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

As of October 1, 2014, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore Step two was not performed and no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2014 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

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

ASC 360 also requires that rate‑regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of ASC 980 must be assessed on an ongoing basis.  As discussed in the description of ASC 980 in this Note (A) under “Regulatory Accounting,” determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of UI, the Gas Companies and UIL Holdings.  As a result of UI’s 2013 distribution rate proceeding, a portion of UI’s deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings were written off.  See “–

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note (C), Regulatory Proceedings, Electric Distribution and Transmission – Rates” for additional information.  In addition, as a result of PURA’s decision in a docket addressing UI’s semi-annual Generation Services Charge (GSC), bypassable federally mandated congestion charge and the nonbypassable federally mandated congestion charge reconciliations (NBFMCC), UI recorded a write-off during the fourth quarter of 2014.  See “– Note (C), Regulatory Proceedings, Electric Distribution and Transmission – Other Proceedings” for additional information.

ASC 323 “Investments” requires that a loss in the value of an investment that is other than a temporary decline should be recognized. In accordance with ASC 323, UIL Holdings reviews its investments accounted for by the equity method for impairment by identifying and measuring losses in the value based upon a comparison of fair value to carrying value.  At December 31, 2014, UIL Holdings did not have any equity investments that were impaired under this standard.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UIL Holdings’ property, plant and equipment as of December 31, 2014 and 2013 were comprised as follows:

	2014	2013
	(In Thousands)

Electric distribution plant	$1,135,317	$979,526
Electric transmission plant	646,826	630,834
Gas distribution plant	1,526,961	1,444,837
Software	195,864	144,494
Building and improvements	245,959	235,002
Land	65,201	64,848
Other plant	239,719	192,219
Total property, plant & equipment	4,055,847	3,691,760
Less accumulated depreciation	1,032,065	944,399
	3,023,782	2,747,361
Construction work in progress	268,908	321,319
Net property, plant & equipment	$3,292,690	$3,068,680

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Unless otherwise stated below, all of UIL Holdings’ regulatory assets earn a return.  UIL Holdings’ regulatory assets and liabilities as of December 31, 2014 and 2013 included the following:

	Remaining Period	December 31, 2014	December 31, 2013
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$-	$238,868
Unamortized redemption costs	7 to 19 years	10,499	11,301
Pension and other post-retirement benefit plans	(b)	402,700	316,076
Environmental remediation costs	7 years	13,197	14,953
Hardship programs	(c)	24,744	25,019
Debt premium	2 to 23 years	27,498	34,178
Deferred purchased gas	(d)	-	2,556
Income taxes due principally to book-tax differences	(m)	164,466	149,015
Unfunded future income taxes	(e)	14,859	32,517
Contracts for differences	(f)	64,276	142,743
Excess generation service charge	(g)	-	6,909
Deferred transmission expense	(h)	17,387	9,615
Storm Costs	(i)	-	14,752
Other	(j)	40,336	37,628
Total regulatory assets		779,962	1,036,130
Less current portion of regulatory assets		92,764	332,391
Regulatory Assets, Net		$687,198	$703,739

Regulatory Liabilities:
Accumulated deferred investment tax credits	29 years	$4,319	$4,465
Income taxes due principally to book-tax differences	(m)	-	200,673
Deferred gain on sale of property	(a)	-	37,933
Excess generation service charge	(g)	28,692	-
Middletown/Norwalk local transmission network service collections	35 years	20,828	21,402
Pension and other post-retirement benefit plans	(b)	9,536	27,686
Asset retirement obligation	(k)	7,248	5,593
Low income programs	(l)	19,065	25,300
Asset removal costs	(j)	336,028	319,530
Unfunded future income taxes	(e)	26,318	43,421
Contracts for differences	(f)	6,472	-
Deferred purchased gas	(d)	4,736	-
Non-firm margin sharing credits	10 years	8,933	-
Other	(j)	36,747	20,818
Total regulatory liabilities		508,922	706,821
Less current portion of regulatory liabilities		17,026	261,729
Regulatory Liabilities, Net		$491,896	$445,092

(a)	Asset/Liability relates to the Competitive Transition Assessment (CTA). Balances are fully offset by amounts primarily included in income taxes, due principally to book-tax differences. Total CTA costs recovery and stranded cost

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

amortization are complete.  As a result of the outcome of UI’s 2013 distribution rate request, PURA approved UI’s proposed rate treatment to leave CTA rates unchanged until January 1, 2014 at which point the charge ended.  The remaining balances were eliminated. See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Other Proceedings” for additional information.
(b)	Life is dependent upon timing of final pension plan distribution; balance, which is fully offset by a corresponding asset/liability, is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits." See Note (G) “Pension and Other Benefits” for additional information.
(c)	Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(d)	Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(e)	The balance will be extinguished when the asset, which is fully offset by a corresponding liability, or liability has been realized or settled, respectively.
(f)	Asset life is equal to delivery term of related contracts (which vary from approximately 5 - 12 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K); amount, which does not earn a return, is fully offset by corresponding derivative asset/liability. See “-Contracts for Differences” discussion above for additional information.
(g)	Regulatory asset or liability which defers generation-related and nonbypassable federally mandated congestion costs or revenues for future recovery from or return to customers. Amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.
(h)	Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(i)	Storm costs include accumulated costs for major storms occurring from January 2009 forward. See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Rates” for a discussion of the recovery of these costs.
(j)
Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes decoupling ($3.9 million) and certain other amounts that are not currently earning a return. See Note (C) “Regulatory Proceedings for a discussion of the decoupling recovery period.

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

Restricted Cash

UIL Holdings’ restricted cash at December 31, 2014 and 2013 totaled $1.1 million and $2.0 million, respectively, which primarily relates to electric distribution and transmission capital projects, which have been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Gas Companies’ unbilled revenues represent estimates of receivables for products and services provided but not yet billed. The estimates are determined based on various assumptions, such as current month energy load requirements, billing rates by customer classification and weather.

Stock-Based Compensation

Certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures over a three-year period.  These performance shares are issued under the UIL Holdings Amended and Restated 2008 Stock and Incentive Compensation Plan (2008 Stock Plan).  Each award of performance shares vests at the end of a three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such performance shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.

UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with ASC 718 “Compensation-Stock Compensation,” based on the value of the expected payout at the end of each year relative to the performance measures achieved.

Pursuant to the 2008 Stock Plan, target amounts of 123,940, 2,430, and 2,340 performance shares were granted to certain members of management in March 2014, May 2014 and August 2014, respectively; the averages of the high and low market prices on the grant dates, which approximate fair value, were $35.87 per share, $36.23 per share, and $34.90 per share respectively.

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

As of December 31, 2014, the total number of shares authorized for stock-based compensation plans was 4,233,333.  Total stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $5.7 million, $5.3 million and $4.9 million, respectively.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 56,546,266 shares of its common stock, no par value, outstanding as of December 31, 2014 and 56,462,507 shares of its common stock, no par value, outstanding at December 31, 2013.  Not included in such shares were 308,193 and 276,845 shares of restricted stock as of December 31, 2014 and 2013, respectively.  These cumulative shares of restricted stock are, however, recognized as outstanding for purposes of calculating basic earnings per share because such shares represent the net of the amount of deferred vested restricted stock, less the amount of non-deferred unvested restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Restricted stock activity for 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2013	30,920	$38.90
Granted	27,356	$35.90
Forfeited	(2,177)	$41.34
Vested	(24,161)	$39.53
Nonvested Balance – December 31, 2014	31,938	$35.68

As of December 31, 2014, total unrecognized costs for non-vested restricted stock awards were $0.5 million. The weighted-average period over which the restricted stock costs will be recognized is 8 months.

Performance share activity for 2014 is as follows:

	Number of Performance Shares	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2013	335,008	$34.62
Granted	146,792	$35.24
Forfeited	(9,540)	$38.81
Vested	(131,020)	$30.80
Nonvested Balance – December 31, 2014	341,240	$36.23

As of December 31, 2014, total unrecognized costs for performance shares were $1.8 million. The weighted-average period over which the performance-share costs will be recognized is 10 months.

The weighted average grant date fair value of all restricted stock and performance shares granted during the year was $35.87, $39.21, and $34.33 for the years ended December 31, 2014, 2013, and 2012 respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock option transactions for 2014, 2013 and 2012 are as follows:

	Number of Options	Option Price per Share		Average Exercise Price
Balance – December 31, 2011	98,220	$21.68-$33.96		$33.39
Granted	-	N/	A	N/	A
Forfeited	(38,000)	N/	A	N/	A
Exercised	(56,887)	$31.25-$33.96		N/	A
Balance – December 31, 2012	3,333	$21.68		$21.68
Granted	-	N/	A	N/	A
Forfeited	-	N/	A	N/	A
Exercised	(3,333)	$21.68		N/	A
Balance – December 31, 2013	-	N/	A	N/	A
Granted	-	N/	A	N/	A
Forfeited	-	N/	A	N/	A
Exercised	-	N/	A	N/	A
Balance – December 31, 2014	-	N/	A	N/	A

Exercisable at December 31, 2012	3,333	$21.68		$21.68
Exercisable at December 31, 2013	-	N/	A	N/	A
Exercisable at December 31, 2014	-	N/	A	N/	A

There were no options outstanding as of December 31, 2014 and 2013.  As of December 31, 2012, the weighted-average remaining contractual lives for those options outstanding was 0.3 years.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2013 and 2012 was $0.1 million and $1.9 million, respectively.  The actual tax benefit realized by UIL Holdings for the tax deductions from the exercises totaled $0.1 million for each of 2013 and 2012.

The shares issued to non-employee directors as well as employee performance shares and options are drawn from the 2008 Stock Plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Long-Term Debt
	December 31,
	2014	2013
	(In Thousands)
UIL Holdings
4.625% Unsecured Senior Notes, due 2020	$450,000	$450,000

UI
Pollution Control Revenue Bonds:

4.50% 2010 Series, due 2027	27,500	27,500
Auction Rate, 2003 Series, due 2033 (1)	64,460	64,460

Senior Unsecured Notes:

6.06% Senior Notes, Series A and B, due 2017	70,000	70,000
2.98% Senior Notes, Series A due 2019	31,000	31,000
3.61% Senior Notes, Series B and C and 6.26% Senior Notes, Series C and D, due 2022	162,500	162,500
6.51% Senior Notes, Series E and F due 2037	28,000	28,000
6.46% Senior Notes, Series A and 6.51%, Senior Notes, Series B, due 2018	100,000	100,000
6.61% Senior Notes, Series C, due 2020	50,000	50,000
5.61% Senior Notes, due 2025	50,000	50,000
6.09% Senior Notes, due 2040	100,000	100,000
4.89% Senior Notes, Series D and E, due 2042	87,000	87,000
3.95% Senior Notes, Series F, due 2023	75,000	75,000

Gas Companies
Senior Secured Notes:

3.88% - 7.50% Senior Secured Medium Term Note IV, due 2018 - 2041	100,000	100,000
5.77% - 6.38% Senior Secured Medium Term Notes III, due 2025 - 2037	85,000	85,000
6.88% - 7.95% Senior Secured Medium Term Notes I, due 2026 - 2028	29,000	29,000
10.06% First Mortgage Bond Series P, due 2019	10,000	10,000

Unsecured Notes:

4.76% - 9.60% Senior Unsecured Notes, due 2020 - 2021	18,180	19,635
6.85% - 9.10% Unsecured Medium Term Notes, Series A, due 2016 - 2017	30,000	30,000
8.12% - 8.49% Unsecured Medium Term Notes, Series B, due 2014 - 2024	-	10,000
5.63% - 6.66% Unsecured Medium Term Notes, Series C, due 2035 - 2037	65,000	65,000
4.30% - 5.23% Medium Term Note, Series D, due 2028 - 2043	45,000	45,000
5.33% Senior Notes, Series A, due 2043	15,000	15,000

Long-Term Debt	1,692,640	1,704,095
Less: Current portion of long-term debt (2)	6,526	11,834
Less: Unamortized discount	2,263	2,597
Plus: Unamortized premium	27,498	34,178
Net Long-Term Debt	$1,711,349	$1,723,842

(1)	On December 31, 2014, the interest rate on the Bonds was 0.33%. The interest rate on these Bonds is reset through an auction held every 35 days.
(2)	Includes the current portion of unamortized premium.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The amount of restricted net assets as of December 31, 2014 was approximately $570.1 million, of which approximately $114.2 million relates to UI’s equity investment in GenConn.  Substantially all of the respective utility’s properties are pledged as collateral for the applicable Senior Secured Medium Term Notes and First Mortgage Bonds.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2014 was 10.8 years, at an average interest rate of 5.43%.

The fair value of UIL Holdings’ long-term debt was $1.9 billion and $1.8 billion as of December 31, 2014 and 2013, respectively, which was estimated by UIL Holdings based on market conditions.  The expenses to issue long‑term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of pollution control revenue bonds.

Information regarding maturities and mandatory redemptions/repayments are set forth below:

	2015	2016	2017	2018	2019 & Thereafter	Total

	(In Thousands)

Maturities:	$1,455	$11,455	$91,455	$151,455	$1,436,820	$1,692,640

In August 2014, CNG repaid, upon maturity, the outstanding balance of its 8.12% Medium Term Notes, Series B, in the aggregate amount of $5 million.  Also in August 2014, CNG redeemed all of its outstanding 8.49% Medium Term Notes, Series B, due 2024, for an aggregate of $5 million.

In October 2013, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on October 25, 2013 of senior unsecured 3.95% notes in the principal amount of $75 million, due on October 25, 2023.  UI used the net proceeds from this long-term debt issuance to repay short-term debt and for general corporate purposes.

In October 2013, CNG entered into a note purchase agreement with a group of qualified institutional buyers providing for the sale to such buyers on October 25, 2013 of senior unsecured 4.30% notes in the principal amount of $25 million, due on October 25, 2028 and 5.23% notes in the principal amount of $20 million, due on October 25, 2043.  CNG used the net proceeds of this long-term debt issuance to replenish cash that had been used to repay $ debt that matured in September 2013 and in December 2013.  CNG expects to use the remainder of the net proceeds for capital expenditures and general corporate purposes.

In October 2013, Berkshire entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors on December 10, 2013 of senior unsecured 5.33% notes in the principal amount of $15 million, due on December 10, 2043.  Berkshire used the net proceeds of this long‑term debt issuance for the repayment of short-term debt and expects to use the remaining net proceeds for general working capital, environmental expenditures and capital expenditures.

(C)  REGULATORY PROCEEDINGS

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs.

Rates

Utilities are entitled by Connecticut statutes to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

In August 2013, PURA approved new distribution rate schedules for UI for two years (the August Decision) which became effective at that time and which, among other things, increased the UI distribution and CTA allowed return on equity (ROE) from 8.75% to 9.15%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the establishment of the requested storm reserve.  Additionally, the August Decision disallowed approximately $22 million related to deferred storm costs and capital costs related to UI’s recently constructed administrative and operations buildings.  As a result of these disallowances and other adjustments related to the rate proceeding, we recorded a one-time pre-tax write off of $17.5 million related to UI in the third quarter of 2013.

In December 2013, PURA issued a final decision on UI’s Petition for Reconsideration of the August Decision.  The final decision on the reconsideration restored approximately $6.8 million of deferred storm costs and approximately $2.7 million of capital costs related to UI’s recently constructed administrative and operations buildings which had been disallowed in the August Decision.  As a result, we recorded a one-time pre-tax adjustment of approximately $9.2 million in the fourth quarter of 2013 to reverse such amounts written off in the third quarter of 2013 as a result of the August Decision.  The resulting storm regulatory asset allowed for recovery totaled approximately $45 million.  As a result of PURA’s final decision in UI’s final CTA reconciliation proceeding, the remaining storm regulatory asset was offset against the remaining CTA and Connecticut Yankee DOE litigation regulatory liabilities. See Note “–Electric Distribution and Transmission – Other Proceedings” for additional information.

Power Supply Arrangements

Under Connecticut law, UI’s retail electricity customers are able to choose their electricity supplier while UI remains their electric distribution company.   UI purchases power for those of its customers under standard service rates who do not choose a retail electric supplier and have a maximum demand of less than 500 kilowatts and its customers under supplier of last resort service for those who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier.  The cost of the power is a “pass-through” to those customers through the GSC charge on their bills.

UI must procure the power to serve its standard service load pursuant to a procurement plan approved by PURA.  Under the procurement plan UI procures wholesale power for its standard service customers on a full requirements basis pursuant to contracts with a maximum duration of 12 months, with the delivery of such wholesale power to commence no later than six months from the applicable bid day.

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2015, 80% of its standard service load for the second half of 2015 and for 20% of its standard service load for the first half of 2016.  Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of December 31, 2014, UI would have had to post an aggregate of approximately $20.6 million in collateral.  UI would have been and remains able to provide that collateral.

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

New Renewable Source Generation

Under Connecticut law (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase RECs from renewable generators located on customer premises.  Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period.  The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online.  Upon purchase, UI accounts for the RECs as inventory.  UI expects to partially mitigate the cost of these contracts through the resale of the RECs.  PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI will develop up to 10 MW of renewable generation.  The costs for this program will be recovered on a cost of service basis.   PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.15%) plus 25 basis points and (B) the current authorized distribution ROE for CL&P (currently 9.17%), less target equivalent market revenues (reflected as 25 basis points).  In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project.  UI expects the cost of this program, a planned 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge to be approximately $47 million.

Pursuant to Connecticut law (PA 13-303), on September 19, 2013, at the direction of DEEP, UI entered into two contracts for energy and/or RECs from Class I renewable resources, totaling approximately 3.5% of UI’s distribution load, which were subsequently approved by PURA.  Costs of each of these agreements will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder in the RFP, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  This complaint was dismissed in December 2014.

Pursuant to Section 8 of Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” (PA 13-303), in January 2014, at DEEP’s direction, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The costs of these agreements will be fully recoverable through electric rates.

Transitional Standard Offer Incentive (TSO)

State legislation significantly restructured the electric utility industry in Connecticut in 1998 and 2003.  As a result, PURA established an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

PURA.  In a 2009 decision, PURA found that UI was not eligible for a procurement incentive for 2004.  UI appealed PURA’s decision and in October 2012, UI, CL&P and the Connecticut Office of Consumer Counsel (OCC) filed with PURA a joint motion for approval of a settlement agreement by and among UI, CL&P, and the OCC.  The settlement agreement, which was subsequently approved by PURA, provided that UI had met the statutory standard for receiving TSO incentives previously collected of approximately $2.7 million, which were recorded in the third quarter of 2012 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  The settlement agreement also provides that no further amounts are due from UI to customers relating to the 2004 incentive.

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

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2014, UI’s overall allowed weighted-average ROE for its transmission business was 12.1%.  This includes the impact of the FERC order issued on October 16, 2014 and excludes any impacts of the reserve adjustment, both of which are discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the OCC, filed a joint complaint (Initial Complaint) with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  of 11.14% was not just and reasonable and seeking a reduction of the base ROE and a refund to customers for a refund period of October 1, 2011 through December 31, 2012 (refund period).

Based on the August 6, 2013 initial decision of the presiding Administrative Law Judge finding that the existing base ROE was unjust and unreasonable we recorded a reserve for the refund period related to the Initial Complaint of $2.6 million pre-tax during the third quarter of 2013 based upon our assessment of the ultimate outcome of the proceeding.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, claiming that the current approved base ROE of 11.14% was not just and reasonable and seeking a reduction of the base ROE and a refund to customers for a refund period commencing December 27, 2012 (Second Complaint).

On June 19, 2014, the FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%.  In the June Order, the FERC adopted a new method for determining cost of equity, changing from a one-step discounted cash flow (DCF) methodology to a two-step DCF, which includes a long-term growth component.  The FERC also discontinued its past practice of adjusting the ROE to reflect changes in U.S. Treasury bond yields from the date of closing of the evidentiary record to the date of the FERC decision.

The June Order applied the two-step DCF methodology, using an assumed long-term growth rate based on the Gross Domestic Product, to tentatively find that the zone of reasonableness for the New England transmission owners is 7.03% to 11.74%.  Within that tentative zone of reasonableness, the FERC found that, taking into account the unusual capital market conditions, the just and reasonable base ROE for the New England transmission owners’ tariff should be set halfway between the midpoint of the zone of reasonableness and the top of the zone of reasonableness, or 10.57%.   In connection with the application of the two-step DCF method, the FERC established a paper hearing process following which the FERC confirmed in its order on October 16, 2014 (October Order) that the Gross Domestic Product was the appropriate long-term growth rate to be used when

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

calculating the base ROE and setting the New England transmission owners base ROE at 10.57% with a total or maximum ROE including incentives not to exceed 11.74%, for both the refund period and going forward effective on October 16, 2014.

Also on June 19, 2014, the FERC announced it would institute hearing and settlement judge procedures in the Second Complaint.  The FERC determined there would be a 15-month refund period for the Second Complaint beginning December 27, 2012.  Settlement procedures were unsuccessful and we now expect this complaint to be litigated with a final FERC order likely being issued in 2016.

On July 31, 2014, certain complainants in the Initial Complaint and the Second Complaint filed a similar additional complaint (Third Complaint) with the FERC against the New England transmission owners, alleging that the then current base ROE of 11.14% was not just and reasonable, and seeking a reduction in the base ROE and refunds to customers for a 15-month refund period beginning July 31, 2014.  The complainants in the Third Complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.

On November 24, 2014, the FERC issued an order consolidating the Second Complaint and Third Complaint and stated a presiding judge decision should be rendered within twelve months of the commencement of hearing proceedings, or by November 30, 2015, with an expected decision by the FERC by September 2016.

In 2014, we updated our assessment based upon the most recent information available.  Although we cannot predict the outcome of the proceedings involving the Second and Third Complaints, we recorded additional pre-tax reserves of $5.6 million relating to potential refunds to customers.  As of December 31, 2014, total pre-tax reserves relating to potential refunds to customers under all three claims were approximately $8.2 million.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (doing business as Eversource Energy), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in the fourth quarter 2015 and (3) the Central Connecticut Reliability Project, which is being reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP would be approximately $45 million.  In January 2015, ISO-NE issued a draft GHCC transmission solutions report to its Planning Advisory Committee.   UI is evaluating the draft report and awaiting the final ISO-NE GHCC transmission solution report, expected in the first quarter of 2015, to determine the impact on UI’s aggregate investment in NEEWS.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2014, UI had made aggregate deposits of $43.5 million under the Agreement since its inception, with assets valued at approximately $24.6 million having been transferred to UI, as follows:  In September 2012, CL&P transferred approximately $6.2 million of transmission assets associated with the GSRP, and in February 2013, CL&P transferred approximately $18.4 million of transmission assets, representing the remaining portion of the GSRP.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.7 million, $1.5 million and $1.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.  On February 6, 2015, UI made an additional deposit of approximately $1.5 million.

Approval for the Issuance of Debt

Long-term debt issuances require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.  On February 4, 2015, PURA approved UI’s application to issue long term debt in the aggregate amount of $400 million from time to time through 2017.  The proceeds from any issuances may be used by UI to   refinance existing maturing debt and its Pollution Control Revenue Bonds (PCRBs) and for general corporate purposes.  The debt authorized to be issued to refinance the PCRBs may be issued in either the taxable private placement market or bank market as an alternative to financing the bonds in the tax-exempt market.

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

UI files annual true-ups with PURA regarding Bypassable Federally Mandated Congestion Charges and Non-Bypassable Federally Mandated Congestion Charges.  These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with ensuring adequate capacity on the electric system, such as peaking generation and capacity CfDs with generators.  These costs change from time to time and the annual reconciliation filing provides a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover the Federally Mandated Congestion Charges.

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

On November 12, 2014, PURA issued a decision in a docket addressing UI’s semi-annual GSC, bypassable federally mandated congestion charge and the NBFMCC reconciliations .  PURA’s decision allows for recovery of $7.7 million of the $11.3 million request included in UI’s filing for the reconciliation of certain revenues and expenses relating to the period from 2004 through 2013 and resulted in UI recording a pre-tax write-off of approximately $3.8 million during the fourth quarter of 2014 which included the disallowed portion of UI’s request as well as additional 2014 carrying charges.

Also on November 12, 2014, PURA issued a final decision in UI’s final CTA reconciliation proceeding which extinguished all remaining CTA balances.  In addition, the final decision allowed for the application of an approximate $8.2 million remaining CTA regulatory liability, as well as an approximate $12.0 million regulatory liability related to the Connecticut Yankee DOE litigation, against the storm regulatory asset balance.  The final decision required that remaining regulatory liability balance be applied to the GSC “working capital allowance” and be returned to customers through the NBFMCC.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Because the two decisions noted above do not conform to ratemaking principles, UI filed appeals with the State of Connecticut Superior Court in December 2014 for both the GSC/NBFMCC and the CTA final decisions.  On February 3, 2015, PURA filed a motion to dismiss UI’s appeal of the CTA final decision.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2015 through December 31, 2015 of $29.5 million and $36.5 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2015 approved revenue requirements.

Gas Distribution

Rates

Utilities are entitled by Connecticut and Massachusetts statutes to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

The allowed returns on equity established by PURA are 9.18% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  Berkshire continues to charge the rates that were in effect at the end of the rate plan and currently anticipates that a base rate case would likely be filed in 2016, based on a calendar year 2015 test year, for rates to be effective in 2017.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG have been engaged in ongoing settlement discussions regarding the appeal, and PURA granted CNG an extension of time for submitting the private letter ruling request to the Internal Revenue Service.

Other Proceedings

On June 14, 2013, CNG, SCG and Yankee Gas Services Company, an unrelated regulated gas distribution company, filed a comprehensive joint 10-year natural gas expansion plan (“Expansion Plan”) with PURA and DEEP. The plan was in response to the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and Public Act 13-298.  The Expansion Plan included a set of recommendations designed to help meet the statewide goal of adding approximately 280,000 new customers (approximately 200,000 of which relate to CNG and SCG), including providing more flexibility to minimize a new customer’s contribution to the cost to serve them, providing tools to help fund natural gas conversion costs, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, and  allowing utilities to secure additional pipeline capacity coming into Connecticut.  PURA issued its final Decision on November 22, 2013 approving new System Expansion (SE) rates exclusively for new on and off-main customers commencing service on or after January 1, 2014.  These rates include a 10% premium distribution component for on-main customers and a 30% premium for off-main customers.  The SE rates are complemented by new business rules that extend the Companies’ financial hurdle rate model from a 20-year to a 25-year time horizon, which will reduce the customer’s contributions to any construction costs, and allow the grouping of customers to help reduce or eliminate new customer contributions to system expansion.  A separate new business reconciliation mechanism was also approved that reconciles the actual new business revenue requirements each year with the revenues received from the new business customers.   As a result of the reconciliation, any shortfall or surplus in revenues will be charged or credited to existing firm customers.  This ensures the timely recovery of new business capital investments and any associated expenses.

On June 11, 2014, PURA reopened the Expansion Plan Proceedings to modify the assignment of non-firm margin credits to comport with new statutory requirements that change the manner in which non-firm margin credits are allocated between existing customers and proposed gas expansion projects, and to consider a request made by CNG and SCG concerning the aggregating of potential customers when determining possible gas expansion projects.  SCG, CNG, Yankee Gas Services Company, the OCC and the Bureau of Energy & Technology Policy entered into a settlement agreement on these issues that was approved by PURA on January 14, 2015.  The settlement agreement specifically states how non-firm margin credits are to be allocated between existing customers and proposed gas expansion projects, streamlines reporting requirements for gas expansion projects, and among other issues, defines the methodology to be used for aggregating potential gas customers into possible gas expansion projects.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold approximately 96 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the long-term contracts for firm transportation capacity are regulated by the FERC.  The actual reasonable costs of such contracts are passed through to customers through state regulated purchased gas adjustment mechanisms.  The future obligations under these contracts as of December 31, 2014 are as follows:

(In Thousands)
2015	133,586
2016	126,581
2017	117,279
2018	82,238
2019	68,487
2020-after	450,763
$978,934

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

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company.  Each Gas Company owns or has rights to the natural gas stored in an LNG facility directly attached to its distribution system.

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

As of December 31, 2014, there was $89 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2015 and January 31, 2016.  Available credit under the UIL Holdings Credit Facility at December 31, 2014 totaled $306.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

In connection with the proposed acquisition, UIL Holdings, UI, CNG, SCG, and Berkshire entered into an Amendment No. 1 to the UIL Holdings Credit Facility with the banks on March 17, 2014.  The primary purpose of the Amendment No. 1 was to

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

address provisions that would be impacted by the Acquisition.  However, because we have terminated the Asset Purchase Agreement, these provisions of the Amendment No. 1 have no force or effect.

On December 31, 2014, UIL Holdings’ 364-day Bridge Term Loan Agreement (Bridge Facility) entered into on March 28, 2014 with its subsidiary, WGP Acquisition LLC (WGP), and a group of banks and Morgan Stanley Senior Funding, Inc., as administrative agent, in an aggregate principal amount of up to $1.9 billion, terminated in accordance with its terms as a result of the termination of the Asset Purchase Agreement.  UIL Holdings had not drawn on commitments under the Bridge Facility and there were no amounts outstanding upon the Bridge Facility’s termination.

In October 2012, UIL Holdings entered into a credit agreement with a borrowing limit of $100 million that expired on October 31, 2013 (the Credit Agreement).  The outstanding balance was repaid upon expiration.

Information with respect to short-term borrowings is set forth below:

	2014		2013

	( In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$111,000		$202,000
Average aggregate short-term borrowings outstanding during the year (1)	$49,233		$152,455
Weighted average interest rate (1)	1.37%		1.43%
Principal amounts outstanding at year-end	$89,000		$-

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$-		$60,000
Average aggregate short-term borrowings outstanding during the year (1)	$-		$13,510
Weighted average interest rate (1)	N/	A	1.40%
Principal amounts outstanding at year-end	$-		$-

Gas Companies

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$-		$-
Average aggregate short-term borrowings outstanding during the year (1)	$-		$-
Weighted average interest rate (1)	N/	A	N/	A
Principal amounts outstanding at year-end	$-		$-

N/A – not applicable

(1)	Average short‑term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(E) INCOME TAXES

	2014	2013	2012
	(In Thousands)
Income tax expense consists of:
Income tax provisions:
Current
Federal	$-	$(443)	$5,830
State	1,798	(1,149)	1,110
Total current	1,798	(1,592)	6,940
Deferred
Federal	54,407	64,931	61,510
State	1,552	6,164	6,611
Total deferred	55,959	71,095	68,121

Investment tax credits	(195)	(195)	(195)

Total income tax expense	$57,562	$69,308	$74,866

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes.  The reasons for the differences are as follows:

	2014	2013	2012
	(In Thousands)

Book income before income taxes	$167,141	$184,625	$178,567

Computed tax at federal statutory rate	$58,499	$64,619	$62,499
Increases (reductions) resulting from:
Amortization of nuclear plant regulatory assets	-	6,867	9,334
State income taxes, net of federal income tax benefits	2,177	3,259	5,018
Allowance for equity funds used during construction	(3,064)	(3,784)	(2,749)
Investment tax credits	(195)	(195)	(195)
Other items, net	145	(1,458)	959

Total income tax expense	$57,562	$69,308	$74,866

Effective income tax rates	34.4%	37.5%	41.9%

The significant portion of UIL Holdings’ income tax expense, including deferred taxes, is recovered through its regulated subsidiaries’ utility rates.  UIL Holdings’ annual income tax expense and associated effective tax rate is impacted by differences between the timing of deferred tax temporary difference activity and deferred tax recovery.  UIL Holdings’ effective tax rate is also impacted by permanent differences between the book and tax treatment of certain costs.

The decrease in UIL Holdings’ income tax expense and effective tax rate in 2014 compared to 2013 was primarily due to lower pre-tax earnings and the absence in 2014 of non-normalized CTA amortization.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In 2012, UIL Holdings changed its cumulative treatment of the timing of deducting certain repair and maintenance costs to comply with Internal Revenue Service regulations.  This change enabled UIL Holdings to fully reverse a reserve for an uncertain tax position and associated interest.  As this underlying uncertainty was temporary in nature, its reversal did not impact overall income tax expense.  As of December 31, 2014 and 2013, UIL Holdings does not believe it has taken a material uncertain tax position and, as a result, does not have any gross income tax reserves.

In September 2013, the Internal Revenue Service issued final tangible property regulations that are meant to simplify, clarify and make more administrable previously issued guidance.  UIL Holdings will comply with these regulations in a timely manner upon completing its evaluation of potential elections and the filing of its 2014 federal income tax return.  Changes required and other changes under evaluation are not expected to have a significant impact on 2015 income tax expense, net balance sheet position or cash flows.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the IRS. UIL Holdings files a consolidated federal income tax return with its subsidiaries, all of which have joint and several liability for any potential assessments against the consolidated group.  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and the Commonwealth of Massachusetts.

The 2014 change in the applicable Massachusetts statutory rate did not have a significant impact on UIL Holdings’ income tax expense.  As of December 31, 2014, income tax years 2010 through 2014 are open and subject to federal, Connecticut, and Massachusetts audit.

The following table summarizes UIL Holdings’ deferred income tax assets and liabilities as of December 31, 2014 and 2013.

	2014	2013
	(In Thousands)
Deferred income tax assets:
Post-retirement benefits	$130,474	$90,300
Accrued removal obligation	134,175	119,904
Net operating loss carry forward	49,772	42,818
Other	64,929	104,467
	$379,350	$357,489

Deferred income tax liabilities:
Plant basis and accelerated depreciation timing differences	$700,969	$607,950
Regulatory deferrals related to pension and other post-retirement benefits	149,158	110,980
Investment in GenConn	53,378	53,350
Other	64,946	104,009
	$968,451	$876,289

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table sets forth the carry forward balances for the years ended December 31, 2014 and 2013:

	2014	2013	Year Expiration Begins
	(In Thousands)

Federal net operating loss	$142,704	$122,339	2032
Alternative minimum tax credit	2,697	2,697	N/	A
State tax credits	11,276	7,289	2017

(F) SUPPLEMENTARY INFORMATION

	2014	2013	2012
	(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$131,051	$120,301	$112,002
Amortization of regulatory assets	20,506	69,555	69,346
Total Depreciation and Amortization	$151,557	$189,856	$181,348

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$73,429	$75,330	$65,753
Local real estate and personal property	50,392	46,567	40,588
Payroll taxes	13,050	8,005	7,274
Other	1,400	556	422
Total Taxes - Other than Income Taxes	$138,271	$130,458	$114,037

Other Income and (Deductions), net
Interest income	$2,573	$2,733	$2,631
Allowance for funds used during construction - equity	8,814	10,811	7,480
Allowance for funds used during construction - debt	5,157	7,170	6,979
Weather insurance	(2,200)	(70)	3,488
TSO incentives	-	-	2,745
Other	3,676	(11)	1,923
Total Other Income and (Deductions), net	$18,020	$20,633	$25,246

(G)  PENSION AND OTHER BENEFITS

Disclosures pertaining to UIL Holdings’ pension and other postretirement benefit plans (the Plans) are in accordance with ASC 715 “Compensation-Retirement Benefits.”  UIL Holdings has an investment policy addressing the oversight and management of pension assets and procedures for monitoring and control.  UIL Holdings has engaged State Street Bank and Bank of America as the trustees and investment managers to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The goals of the asset investment strategy are to:

•	Achieve long‑term capital growth while maintaining sufficient liquidity to provide for current benefit payments and UIL Holdings’ pension and other postretirement benefit plan operating expenses.
•	Provide a total return that, over the long term, provides sufficient assets to fund UIL Holdings’ pension plan liabilities subject to an appropriate level of risk, contributions and pension and other postretirement benefit expenses.
•	Optimize the return on assets, over the long term, by investing primarily in a diversified portfolio of equities and additional asset classes with differing rates of return, volatility and correlation.
•	Diversify investments within asset classes to maximize preservation of principal and minimize over‑exposure to any one investment, thereby minimizing the impact of losses in single investments.

The Plans comply with the Employee Retirement Income Security Act of 1974 (ERISA) as amended, and any applicable regulations and laws.

The Retirement Benefits Plans Investment Committee of the Board of Directors oversees the investment of the Plans’ assets in conjunction with management and has conducted a review of the investment strategies and policies of the Plans.  This review included an analysis of the strategic asset allocation, including the relationship of Plan assets to Plan liabilities, and portfolio structure.  The 2015 target asset allocations, which may be revised by the Retirement Benefits Plans Investment Committee, are approximately as follows:  60% equity securities and 40% debt securities.  In the event that the relationship of Plan assets to Plan liabilities changes, the Retirement Benefits Plans Investment Committee will consider changes to the investment allocations.  The other postretirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.

The funding policy for the Plans is to make annual contributions that satisfy the minimum funding requirements of ERISA, but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the Plans.  UIL Holdings currently expects to make pension contributions of $15 million in 2015.  Such contribution levels will be adjusted, if necessary, based on actuarial calculations.

UIL Holdings applies consistent estimation techniques regarding its actuarial assumptions, where appropriate, across the pension and postretirement plans of its operating subsidiaries.  The estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans is based upon the yield of a portfolio of high quality corporate bonds that could be purchased as of December 31, 2014 to produce cash flows matching the expected plan disbursements within reasonable tolerances.  The expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.  Average wage increases are determined from projected annual pay increases, which are used to determine the wage base used to project employees’ pension benefits at retirement.  The health care cost trend rate is derived from projections of expected increases in health care costs.

UIL Holdings is utilizing a discount rate of 4.30% as of December 31, 2014 for all of its qualified pension plans, compared to 5.20% in 2013.  The decrease in the discount rate, which was due to changes in long-term interest rates, resulted in an increase to the projected benefit obligation of approximately $112 million from 2013 to 2014.  The discount rate for non-qualified pension plans as of December 31, 2014 was 4.20% compared to 4.90% in 2013.

The discount rate for UIL Holdings’ postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI postretirement plan, the discount rate at December 31, 2014 was 4.30%, compared to 5.20% at December 31, 2013.  For the Gas Company postretirement plans, the December 31, 2014 discount rate was a composite rate of 4.20%, weighted by expected future cash outflows, compared to 4.85% for the previous year.

The pension and other postretirement benefits plans assumptions may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2014 pension expense would have increased or decreased inversely by $3.2 million.  If there had been a 1% change in the expected return on assets assumed

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

for the pension plans, the 2014 pension expense would have increased or decreased inversely by $7.2 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2014 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.  If there had been a 1% change in the expected return on assets assumed  for the other postretirement benefits plans, the 2014 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.

During 2014, the Society of Actuaries issued its final updated mortality tables and projection scales.  UIL Holdings, in conjunction with its actuaries, performed an analysis to determine the appropriateness of adopting these tables and the related mortality projections.  As a result, the UIL Holdings pension and postretirement plan liabilities as of December 31, 2014 reflect updated mortality assumptions.   The Plans have adopted the Society of Actuaries’ new base table, with collar adjustments.  In addition, the Plans are using a projection scale more aligned and consistent with recent experience to estimate projected changes in future mortality.  The change in the mortality assumption increased the projected benefit obligations for the pension and other postretirement benefit plans as of December 31, 2014 by approximately $38 million and $7 million, respectively.  There was no impact on 2014 expense.

Also in 2014, UIL Holdings, in conjunction with its actuaries, completed an experience study of its demographic assumptions.  Such studies are undertaken periodically and encompass other demographic assumptions, such as termination, retirement and disability.  The changes resulting from the experience study decreased the projected benefit obligations for pension and other postretirement plans as of December 31, 2014 by approximately $34 million and $16 million, respectively.  There was no impact on 2014 expense.

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

UI has established a supplemental retirement benefit trust and, through this trust, purchased life insurance policies on certain officers of UIL Holdings and UI to fund the future liability under the non-qualified supplemental plan.  The cash surrender value of these policies is included in “Other investments” on the Consolidated Balance Sheet.

In addition, regarding the non-qualified plans, UIL Holdings has several rabbi trusts that were established to provide a supplemental retirement benefit for certain officers and directors of the Gas Companies.

Other Postretirement Benefits Plans

In addition to providing pension benefits, UI also provides other postretirement benefits, consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its other postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the UI Pension Plan and Serial Voluntary Employee Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund other postretirement benefits for UI’s non‑union employees who retire on or

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  UI does not expect to make a contribution in 2015 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund other postretirement benefits for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 54% of UI’s employees are represented by Local 470‑1, Utility Workers Union of America, AFL‑CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed‑income securities.  UI does not expect to make a contribution in 2015 to fund other postretirement benefits for union employees.

SCG and CNG also have plans providing other postretirement benefits for substantially all of their employees.  These benefits consist primarily of health care, prescription drug and life insurance benefits, for retired employees and their dependents.  The eligibility for these benefits is determined by the employee’s date of hire, number of years of service, age and whether the employee belongs to a certain group, such as a union.  Dependents are also eligible at the employee’s date of retirement provided the retired participant pays the necessary contribution.  These plans are contributory with the level of participant’s contributions evaluated annually.  Benefits payments under these plans include annual caps for CNG participants hired after 1993 and SCG participants hired after 1996.  SCG non-union employees hired after November 1995 are not eligible for these benefits.  Union employees hired after April 1, 2010 and December 1, 2009 at SCG and CNG, respectively, are not eligible for these benefits.  As such, Gas Company OPEB liabilities are not especially sensitive to increases in the healthcare trend rate.  These plans are funded through a combination of 401(h) accounts and Voluntary Employee Benefit Association Trust (VEBA) accounts.  UIL Holdings did not make any contributions to these plans in 2014, nor does it currently plan to make a contribution in 2015.

Other Accounting Matters

ASC 715 requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UIL Holdings reflects all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as management believes it is probable that such items will be recoverable through the ratemaking process.  As of December 31, 2014 and 2013, UIL Holdings has recorded regulatory assets of $235.4 million and $124.2 million, respectively.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UIL Holdings’ pension and other postretirement plans as of December 31, 2014 and 2013.  Plan assets and obligations have been measured as of December 31, 2014 and 2013.

	Pension Benefits				Other Post-Retirement Benefits
	2014		2013		2014		2013
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$859,263		$950,609		$119,702		$136,687
Service cost	11,581		14,783		1,618		1,923
Interest cost	44,076		39,948		5,947		5,539
Participant contributions	-		-		1,265		1,253
Settlements (1)	-		(2,367)		-		-
Actuarial (gain) loss	122,309		(96,739)		10,872		(13,893)
Benefits paid (including expenses)	(50,194)		(46,971)		(12,928)		(11,807)
Benefit obligation at end of year	$987,035		$859,263		$126,476		$119,702

Change in Plan Assets:
Fair value of plan assets at beginning of year	$688,410		$625,061		$41,163		$38,540
Actual return on plan assets	59,675		54,259		3,558		6,003
Employer contributions	24,135		58,428		-		-
Participant contributions	-		-		1,265		1,253
Settlements (1)	-		(2,367)		-		-
Benefits paid (including expenses)	(50,194)		(46,971)		(5,287)		(4,633)
Fair value of plan assets at end of year	$722,026		$688,410		$40,699		$41,163

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$265,009		$170,853		$85,777		$78,539

Amounts Recognized in the Statement of Financial Position consist of:
Non-current liabilities	$265,009		$170,853		$85,777		$78,539

Amounts Recognized as a Regulatory Asset consist of:
Prior service cost	$790		$365		$1,163		$1,447
Net (gain) loss	227,004		123,178		6,407		(792)
Total recognized as a regulatory asset	$227,794		$123,543		$7,570		$655

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$987,035		$859,263		N/	A	N/	A
Accumulated benefit obligation	$888,942		$784,081		N/	A	N/	A
Fair value of plan assets	$722,026		$688,410		N/	A	N/	A

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plans)	4.30%		5.20%		N/	A	N/	A
Discount rate (Non-Qualified Plans)	4.20%		4.90%		N/	A	N/	A
Discount rate (Other Post-Retirement Benefits)	N/	A	N/	A	4.20-4.30%		4.85-5.20%
Average wage increase	3.50-3.80%		3.50-3.80%		N/	A	N/	A
Health care trend rate (current year)	N/	A	N/	A	7.00%		7.00%
Health care trend rate (2019-2028 forward)	N/	A	N/	A	5.00%		5.00%

(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement
N/A – not applicable

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of net periodic benefit cost are:

	For the Year Ended December 31,
	Pension Benefits						Other Post-Retirement Benefits
	2014		2013		2012		2014		2013		2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$11,581		$14,783		$12,032		$1,618		$1,923		$1,604
Interest cost	44,076		39,948		41,470		5,947		5,539		6,246
Expected return on plan assets	(54,243)		(51,453)		(44,874)		(2,799)		(2,590)		(2,503)
Amortization of:
Prior service costs	291		605		647		284		(50)		(69)
Transition obligation (asset)	-		-		-		-		-		392
Actuarial (gain) loss	12,386		20,829		13,173		(686)		1,776		965
Settlements (1)	-		632		-		-		-		-
Net periodic benefit cost	$14,091		$25,344		$22,448		$4,364		$6,598		$6,635

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Net (gain) loss	$116,211		$(99,572)		$122,368		$6,513		$(17,257)		$10,760
Amortization of:
Current year prior service costs	716		111		-		-		1,352		-
Prior service costs	(291)		(605)		(647)		(284)		50		69
Transition obligation (asset)	-		-		-		-		-		(392)
Settlements (1)	-		(632)		-		-		-		-
Actuarial (gain) loss	(12,386)		(20,829)		(13,173)		686		(1,776)		(965)
Total recognized as regulatory asset	$104,250		$(121,527)		$108,548		$6,915		$(17,631)		$9,472

Total recognized in net periodic benefit costs and regulatory asset	$118,341		$(96,183)		$130,996		$11,279		$(11,033)		$16,107

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the next 12 month period:
Amortization of prior service cost	$190		$291		$605		$299		$284		$(50)
Amortization of net (gain) loss	19,378		12,386		20,808		706		(298)		1,939
Total estimated amortizations	$19,568		$12,677		$21,413		$1,005		$(14)		$1,889

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	4.90-5.20%		4.00-4.25%		5.05-5.30%		4.85-5.20%		4.00-4.25%		5.05-5.30%
Average wage increase	3.50-3.80%		3.50-3.80%		3.50-3.80%		N/	A	N/	A	N/	A
Return on plan assets	7.00-8.00%		7.75-8.00%		7.75-8.00%		5.56-8.00%		5.56-8.00%		5.56-8.00%
Health care trend rate (current year)	N/	A	N/	A	N/	A	7.00%		7.50%		8.00%
Health care trend rate (2019 forward)	N/	A	N/	A	N/	A	5.00%		5.00%		5.00%

(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement
N/A – not applicable

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$849	$(673)
Accumulated post-retirement benefit obligation	$12,526	$(10,134)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2015	$48,061	$7,156
2016	$52,476	$7,096
2017	$52,384	$7,191
2018	$54,271	$7,170
2019	$54,390	$7,182
2020-2023	$300,990	$36,264

Defined Contribution Retirement Plans/401(k)

UIL Holdings has several 401(k) plans in which substantially all of its employees are eligible to participate.  Employees may defer a portion of the compensation and invest in various investment alternatives.  Matching contributions are made in the form of UIL Holdings’ common stock or cash and are dependent on the specific provisions of each of the plans.  The matching expense for 2014, 2013 and 2012 was $5.4 million, $5.2 million and $4.9 million.

(H)  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, UI received cash distributions from GenConn.  See Note (A) “Business Organization and Statement of Accounting Policies – Equity Investments.”

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for the years ended December 31, 2014, 2013 and 2012 totaled $1.8 million, $1.5 million and $4.8 million, respectively.  The decrease in lease payments in 2013 as compared to 2012 is due to a reduction in office space utilized by UIL Holdings headquarters beginning in June 2012.

(I)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for office equipment, office space and land.

Operating leases, for which the rental payments are charged to operating expense, consist principally of leases of office space and facilities, land and railroad rights of way.  The future minimum lease payments under these operating leases are estimated to be as follows:

(In Thousands)
2015	$5,000
2016	4,992
2017	4,990
2018	5,031
2019	4,426
2020-after	45,486
$69,925

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

Rental payments charged to operating expenses in 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)

Rental payments	$5,925	$5,886	$11,639
Less: Sublease rental payments received	-	-	241
Rental payments charged to operating expenses	$5,925	$5,886	$11,398

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company, an inactive nuclear generating company (Connecticut Yankee), the carrying value of which was $0.2 million as of December 31, 2014.  Connecticut Yankee has completed the physical decommissioning of its generation facilities and is now engaged primarily in the long-term storage of its spent nuclear fuel. Connecticut Yankee collects its costs through wholesale FERC-approved rates from UI and several other New England utilities.  UI recovers these costs from its customers through electric rates.

In May 2013, Connecticut Yankee filed an application with FERC to, among other things, reduce its rates and eliminate future decommissioning funding requirements for its owners, using the United States Department of Energy (DOE) damage award, discussed below.  In June 2013, FERC issued a final decision which approved both the proposed rate reduction and the elimination of future decommissioning funding requirements.  As a result, UI’s obligation and corresponding regulatory asset were eliminated at that time.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

In August 2013, Connecticut Yankee filed a third set of complaints with the United States Court of Federal Claims against the DOE seeking an unspecified amount of damages incurred since January 1, 2009 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.

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

Site Decontamination, Demolition and Remediation Costs

In 2000, UI conveyed a former generation site on the Mill River in New Haven (English Station) to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the English Station site into compliance with applicable environmental laws.  As of December 31, 2014, approximately $0.1 million of the escrow fund remained.  In 2006, QE sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  In January 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In May 2012, UI filed an answer and counterclaims.  In July 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act, which was denied without prejudice.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable update of the original $1.9 million remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

In April 2013, DEEP issued an administrative order addressed to UI, QE, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation of the matter began in the fourth quarter of 2013 and is continuing.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site and no amount of loss, if any, can be reasonably estimated at this time.

UI owns transmission-related property adjacent to the New Haven Harbor Generating Station (formerly owned by UI), on which UI performed an environmental analysis that indicated remediation expenses would be approximately $3.2 million. UI has accrued these estimated expenses, which were recovered in transmission rates.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2014 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  We cannot presently reasonably estimate the costs or range of costs of remediation or the likelihood of recoverability.  As a result, as of December 31, 2014, we have not recorded any liabilities related to these properties.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  We estimate that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will likely amount to approximately $0.9 million and have recorded a liability and offsetting regulatory asset for such expenses as of December 31, 2014.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party for the site by the EPA in 1990.  In December 2002, Berkshire reached a settlement with GE which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of December 31, 2014, we had accrued approximately $3.2 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed lawsuits in Connecticut state court on September 22, 2009, March 23, 2009 and January 25, 2010, respectively.  The claims, as revised by the general contractor in October 2011, sought payment for change order requests of approximately $33.3 million, a 10% general contractor mark-up on any approved subcontractor change order claims (approximately $2.3 million), interest, costs, and attorneys' fees.  In December 2011, UI settled the claims brought by the two subcontractors and their respective lawsuits were dismissed, reducing UI’s estimate of the general contractor’s claims to approximately $7.7 million, exclusive of the contractor’s claims for interest, costs, and attorneys’ fees.    UI also pursued an indemnification claim against the general contractor for the payments made in settlement to the two subcontractors.

On September 3, 2013, the court found for UI on all claims but one related to certain change orders, and ordered UI to pay the Contractor approximately $1.3 million, which has since been paid.  The court also found against UI on the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

indemnification claims.  On October 22, 2013, the general contractor filed an appeal of the Court’s ruling.  UI expects to recover any amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.

In April 2013, an affiliate of the general contractor for the Middletown/Norwalk Transmission Project, purporting to act as a shareholder on behalf of UIL Holdings, filed a complaint against the UIL Holdings Board of Directors alleging that the directors breached a fiduciary duty by failing to undertake an independent investigation in response to a letter from the affiliate asking for an investigation regarding alleged improper practices by UI in connection with the Middletown/Norwalk Transmission Project.  In October 2013, the court granted the defendants’ motion to dismiss the complaint.  In November 2013, the plaintiff filed an appeal of the court order in the Connecticut Appellate Court, which remains pending.

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

The following tables set forth the fair value of our financial assets and liabilities, other than pension benefits and other postretirement benefits, as of December 31, 2014 and December 31, 2013.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014	(In Thousands)
Assets:
Derivative assets	$-	$-	$27,270	$27,270
Noncurrent investments	11,387	-	-	11,387
Deferred Compensation Plan	3,624	-	-	3,624
Supplemental retirement benefit trust life insurance policies	-	8,498	-	8,498
	$15,011	$8,498	$27,270	$50,779

Liabilities:
Derivative liabilities	$-	$-	$85,074	$85,074
Long-term debt	-	1,941,711	-	1,941,711
	$-	$1,941,711	$85,074	$2,026,785

Net fair value assets/(liabilities), December 31, 2014	$15,011	$(1,933,213)	$(57,804)	$(1,976,006)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013	(In Thousands)
Assets:
Derivative assets	$-	$-	$53,447	$53,447
Noncurrent investments	11,148	-	-	11,148
Deferred Compensation Plan	3,775	-	-	3,775
Supplemental retirement benefit trust life insurance policies	-	7,898	-	7,898
	$14,923	$7,898	$53,447	$76,268

Liabilities:
Derivative liabilities	$-	$-	$196,233	$196,233
Long-term debt	-	1,846,867	-	1,846,867
	$-	$1,846,867	$196,233	$2,043,100

Net fair value assets/(liabilities), December 31, 2013	$14,923	$(1,838,969)	$(142,786)	$(1,966,832)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2014 or December 31, 2013 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range at December 31, 2014	Range at December 31, 2013

Contracts for differences	Risk of non-performance	0.00% - 0.66%	0.00% - 0.62%
	Discount rate	1.65% - 2.25%	1.75% - 3.21%
	Forward pricing ($ per MW)	$3.15 - $14.59	$1.40 - $9.83

Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of December 31, 2014 and December 31, 2013 in the active markets for the various funds within which the assets are held.

Long-term debt is carried at cost on the consolidated balance sheet.  The fair value of long-term debt as displayed in the table above is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2014 and 2013.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

Year Ended December 31, 2014
(In Thousands)

Net derivative assets/(liabilities), December 31, 2013	$(142,786)
Unrealized gains and (losses), net	84,982
Net derivative assets/(liabilities), December 31, 2014	$(57,804)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2014	$84,982

Year Ended December 31, 2013
(In Thousands)

Net derivative assets/(liabilities), December 31, 2012	$(176,605)
Unrealized gains and (losses), net	33,819
Net derivative assets/(liabilities), December 31, 2013	$(142,786)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2013	$33,819

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the years ended December 31, 2014 and 2013.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Year Ended December 31, 2014
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2013	$142,786
Unrealized (gains) and losses, net	(84,982)
Net regulatory assets/(liabilities), December 31, 2014	$57,804

Year Ended December 31, 2013
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2012	$176,605
Unrealized (gains) and losses, net	(33,819)
Net regulatory assets/(liabilities), December 31, 2013	$142,786

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

The following tables set forth the fair values of UIL Holdings’ pension and OPEB assets as of December 31, 2014 and 2013.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
December 31, 2014

Pension assets
Mutual funds	$-	$687,311	$-	$687,311
Hedge fund	-	-	34,715	34,715
	-	687,311	34,715	722,026
OPEB assets
Mutual funds	33,688	7,011	-	40,699
	33,688	7,011	-	40,699

Fair value of plan assets, December 31, 2014	$33,688	$694,322	$34,715	$762,725

December 31, 2013

Pension assets
Mutual funds	$-	$653,579	$-	$653,579
Hedge fund	-	-	34,831	34,831
	-	653,579	34,831	688,410
OPEB assets
Mutual funds	34,759	6,404	-	41,163
	34,759	6,404	-	41,163

Fair value of plan assets, December 31, 2013	$34,759	$659,983	$34,831	$729,573

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

The following tables set forth a reconciliation of changes in the fair value of the assets above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2014 and 2013.

Year Ended December 31, 2014
(In Thousands)
Pension assets-Level 3, December 31, 2013	$34,831
Unrealized/Realized gains and (losses), net	(116)
Pension assets-Level 3, December 31, 2014	$34,715

Year Ended December 31, 2013
(In Thousands)
Pension assets-Level 3, December 31, 2012	$27,683
Unrealized/Realized gains and (losses), net	2,035
Purchases	5,113
Pension assets-Level 3, December 31, 2013	$34,831

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2014 and 2013 are set forth below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(In Thousands, Except Per Share Amounts)
2014
Operating Revenues	$571,162	$334,794	$293,026	$432,961
Operating Income	$104,414	$36,272	$34,152	$72,565
Net Income	$55,465	$9,303	$12,504	$32,307
Net Income attributable to UIL Holdings	$55,452	$9,343	$12,498	$32,300

Earnings Per Share of Common Stock – Basic: (1)	$0.98	$0.16	$0.22	$0.57

Earnings Per Share of Common Stock – Diluted: (1)	$0.97	$0.16	$0.22	$0.56

2013
Operating Revenues	$548,039	$319,074	$316,478	$435,125
Operating Income	$96,233	$43,235	$22,659	$78,362
Net Income	$51,807	$17,934	$5,157	$40,419
Net Income attributable to UIL Holdings	$51,791	$17,924	$5,144	$40,406

Earnings Per Share of Common Stock – Basic: (1)	$1.02	$0.35	$0.10	$0.71

Earnings Per Share of Common Stock – Diluted: (1)	$1.01	$0.35	$0.10	$0.71

(1)
Based on weighted average number of shares outstanding each quarter.  Diluted earnings per share reflects the effect of restricted stock, performance shares and for 2013, dilutive stock options.  Quarterly per share amounts are not intended to be additive.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

(In Thousands)
	December 31, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$539,249	$257,300	$796,549	$835,394	$-	$1,631,943
Purchased power and gas	173,059	-	173,059	428,471	(2,092)	599,438
Operation and maintenance	180,931	54,517	235,448	179,553	(15,441)	399,560
Transmission wholesale	-	88,370	88,370	-	-	88,370
Depreciation and amortization	51,213	16,197	67,410	73,232	10,915	151,557
Taxes - other than income taxes	51,510	35,723	87,233	50,394	644	138,271
Acquisition-related expenses	-	-	-	-	7,344	7,344
Operating Income	82,536	62,493	145,029	103,744	(1,370)	247,403

Other Income and (Deductions), net	12,004	3,798	15,802	745	(14,322)	2,225

Interest Charges, net	33,276	12,922	46,198	27,946	22,236	96,380

Income from Equity Investments	13,893	-	13,893	-	-	13,893

Income (Loss) Before Income Taxes	75,157	53,369	128,526	76,543	(37,928)	167,141

Income Taxes	23,546	20,612	44,158	28,280	(14,876)	57,562
Net Income (Loss)	51,611	32,757	84,368	48,263	(23,052)	109,579
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	(14)	-	(14)
Net Income (Loss) attributable to UIL Holdings	$51,611	$32,757	$84,368	$48,277	$(23,052)	$109,593

Total Capital Expenditures (1)	$-	$-	$142,179	$131,919	$38,055	$312,153

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total
Total Assets at December 31, 2014	$-	$-	$2,876,792	$2,087,284	$147,859	$5,111,935

(1)
Capital expenditures are shown on a cash basis.  Information for segmenting total capital expenditures between Distribution and Transmission is not available. Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

(2)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column.  Net plant in service is segregated by segment and, as of December 31, 2014, was $1,283.6 million and $659.4 million for Distribution and Transmission, respectively.

(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of December 31, 2014.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(M) SEGMENT INFORMATION (Continued)

(In Thousands)
	December 31, 2013
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$560,877	$242,681	$803,558	$815,023	$135	$1,618,716
Purchased power and gas	139,135	-	139,135	438,189	-	577,324
Operation and maintenance	189,378	45,540	234,918	154,418	(5,307)	384,029
Transmission wholesale	-	88,206	88,206	-	-	88,206
Depreciation and amortization	91,670	16,353	108,023	77,890	3,943	189,856
Taxes - other than income taxes	49,421	33,991	83,412	46,477	569	130,458
Rate case disallowances	8,354	-	8,354	-	-	8,354
Operating Income	82,919	58,591	141,510	98,049	930	240,489

Other Income and (Deductions), net	13,335	4,874	18,209	(323)	2,747	20,633

Interest Charges, net	27,052	12,046	39,098	28,935	23,736	91,769

Income from Equity Investments	15,272	-	15,272	-	-	15,272

Income (Loss) Before Income Taxes	84,474	51,419	135,893	68,791	(20,059)	184,625

Income Taxes	37,816	17,784	55,600	23,309	(9,601)	69,308
Net Income (Loss)	46,658	33,635	80,293	45,482	(10,458)	115,317
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	52	-	52
Net Income (Loss) attributable to UIL Holdings	$46,658	$33,635	$80,293	$45,430	$(10,458)	$115,265

Total Capital Expenditures (1)	$-	$-	$160,042	$97,346	$47,790	$305,178

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at December 31, 2013	$-	$-	$2,950,707	$2,010,246	$183,267	$5,144,220

	December 31, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$561,148	$222,314	$783,462	$702,887	$152	$1,486,501
Purchased power and gas	154,546	-	154,546	370,234	-	524,780
Operation and maintenance	178,862	43,185	222,047	137,707	(3,477)	356,277
Transmission wholesale	-	79,469	79,469	-	-	79,469
Depreciation and amortization	88,672	14,890	103,562	75,205	2,581	181,348
Taxes - other than income taxes	44,845	26,773	71,618	42,254	165	114,037
Operating Income (Loss)	94,223	57,997	152,220	77,487	883	230,590

Other Income and (Deductions), net	16,562	3,945	20,507	4,071	668	25,246

Interest Charges, net	28,308	12,941	41,249	28,001	23,292	92,542

Income from Equity Investments	15,273	-	15,273	-	-	15,273

Income (Loss) Before Income Taxes	97,750	49,001	146,751	53,557	(21,741)	178,567

Income Taxes	45,091	17,025	62,116	21,305	(8,555)	74,866
Net Income (Loss)	52,659	31,976	84,635	32,252	(13,186)	103,701
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	64	-	64
Net Income (Loss) attributable to UIL Holdings	$52,659	$31,976	$84,635	$32,188	$(13,186)	$103,637

Total Capital Expenditures (1)	$-	$-	$178,107	$80,837	$29,689	$288,633

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at December 31, 2012	$-	$-	$2,935,562	$1,993,560	$90,042	$5,019,164

(1)
Capital expenditures are shown on a cash basis.  Information for segmenting total capital expenditures between Distribution and Transmission is not available. Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

(2)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column.  Net plant in service is segregated by segment and, as of December 31, 2013, was $1,181.1 million and $656.0 million for Distribution and Transmission, respectively.  As of December 31, 2012, net plant in service was $1,114.2 million and $612.0 million for Distribution and Transmission, respectively.

(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of December 31, 2013 and 2012.

(N)  SUBSEQUENT EVENT – PROPOSED MERGER WITH IBERDROLA USA
On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement with Iberdrola USA under which Iberdrola USA will acquire UIL Holdings and create a newly listed U.S. publicly-traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings (other than the issued shares of UIL Holdings common stock that are owned by UIL Holdings, which will be automatically cancelled at the time the merger is consummated) will be converted into the right to receive one validly issued share of common stock of the newly listed company and $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.  We currently expect that the transaction will close by the end of 2015.  There are no assurances that the proposed merger with Iberdrola USA will be consummated on the currently expected timetable or at all.  Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of our proposed merger with Iberdrola USA.
Further information concerning the proposed merger will be included in a proxy statement/prospectus contained in a registration statement on Form S-4 to be filed by us with the SEC in connection with the proposed merger.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries at December 31, 2014 and December 31,2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26,2015

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2014.  As of December 31, 2014, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

We implemented an enterprise resource planning system effective January 1, 2014 to replace certain legacy computer systems.  Therefore, the company has made appropriate changes to internal controls, processes and procedures, as is expected with this type of implementation.  None of these changes resulting from the implementation impair or significantly alter the effectiveness of the internal controls over financial reporting.  There have been no other changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2014, management reviewed, assessed, and evaluated existing internal controls to determine the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2014 in order to comply with the May 2013 updated Internal Control – Integrated Framework (New Framework) issued by The Committee of

Sponsoring Organizations (COSO) of the Treadway Commission.  Management concluded that this assessment does comply with the new framework’s components and principles, and provides an effective basis for the Company’s evaluation of the overall effectiveness of the Company’s system of internal control.    Based on this assessment, management determined that, as of December 31, 2014, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, “Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm,” of this Form 10-K.

Item 9B.	Other Information.

Subsequent Event – Proposed Merger with Iberdrola USA
On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement with Iberdrola USA under which Iberdrola USA will acquire UIL Holdings and create a newly listed U.S. publicly-traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings (other than the issued shares of UIL Holdings common stock that are owned by UIL Holdings, which will be automatically cancelled at the time the merger is consummated) will be converted into the right to receive one validly issued share of common stock of the newly listed company and $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.  We currently expect that the transaction will close by the end of 2015.  There are no assurances that the proposed merger with Iberdrola USA will be consummated on the currently expected timetable or at all.  Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of our proposed merger with Iberdrola USA.
Further information concerning the proposed merger will be included in a proxy statement/prospectus contained in a registration statement on Form S-4 to be filed by us with the SEC in connection with the proposed merger.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “Proposal No. 1 - ELECTION OF DIRECTORS” and its subsections and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings) definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 12, 2015, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2015, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS OF UIL HOLDINGS,” following Part I, Item 4 of this Form 10‑K.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com).

Item 11.	Executive Compensation.

The information appearing under the captions  “REPORT OF THE COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE,” “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “PENSION BENEFITS,” “NONQUALIFIED DEFERRED COMPENSATION,” “PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL”, and “DIRECTORS COMPENSATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 12, 2015, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2015, is incorporated by reference in answer to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS,”  “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” and “EQUITY COMPENSATION PLAN INFORMATION” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 12, 2015, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2015, is incorporated by reference in answer to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS AND CODES OF CONDUCT,” and “INFORMATION REGARDING THE BOARD OF DIRECTORS – DIRECTOR INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 12, 2015, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2015, is incorporated by reference in answer to this item.

Item 14.	Principal Accounting Fees and Services.

The information appearing under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 12, 2015, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2015, is incorporated by reference in answer to this item.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a)	1. Financial Statements (see Item 8):

Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheet, December 31, 2014 and 2013

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule (see S-1 through S-4):

Schedule I – Condensed Financial Statements of Registrant for the years ended December 31, 2014, 2013 and 2012

Schedule II ‑ Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

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

2.2
Asset Purchase Agreement, dated as of March 2, 2014, by and among The City of Philadelphia, UIL Holdings Corporation and WGP Acquisition LLC (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on March 3, 2014).

3.1	Certificate of Incorporation of UIL Holdings Corporation, as amended through May 13, 2014.

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

Exhibit No.	Description

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

10.1a*
First Amendment, dated August 4, 2008, to Employment Agreement, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Exhibit 10.26a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.2*
First Amendment, dated August 4, 2008, to Employment Agreement between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Exhibit 10.14a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

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

10.3a*
First Amendment, dated August 4, 2008, to Employment Agreement between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Exhibit 10.34a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.4*
Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza (incorporated herein by reference to Exhibit 10.39 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.5*
Employment Agreement, dated March 19, 2004, between The United Illuminating Company and John J. Prete (incorporated herein by reference to Exhibit 10.6 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

10.5a*
First Amendment, dated November 8, 2004, to Employment Agreement between The United Illuminating Company and John J. Prete (incorporated herein by reference to Exhibit 10.6a to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

10.5b*
Second Amendment, dated August 4, 2008, to Employment Agreement between The United Illuminating Company and John J. Prete (incorporated herein by reference to Exhibit 10.6b to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

10.6*
Employment Agreement, dated March 30, 2004, between The United Illuminating Company and Anthony Marone III (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

10.6a*
First Amendment, dated November 8, 2004, to Employment Agreement between The United Illuminating Company and Anthony Marone III (incorporated herein by reference to Exhibit 10.7a to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

10.6b*
Second Amendment, dated August 4, 2008, to Employment Agreement between The United Illuminating Company and Anthony Marone III (incorporated herein by reference to Exhibit 10.7b to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

Exhibit No.	Description

10.7*
Employment Agreement, dated June 20, 2005, between The United Illuminating Company and Diane Pivirotto (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

10.7a*
First Amendment, dated August 4, 2008, to Employment Agreement between The United Illuminating Company and Diane Pivirotto (incorporated herein by reference to Exhibit 10.8a to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

10.8*
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

10.10*
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

10.12*
UIL Holdings Corporation Deferred Compensation Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.13*
UIL Holdings Corporation Deferred Compensation Plan Non-Grandfathered Benefits Provisions, as amended and restated effective dated January 1, 2013 (incorporated by reference to Exhibit 10.26 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012).

10.14*
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

10.16*
UIL Holdings Corporation 2012 Non-Qualified Employee Stock Purchase Plan, as amended through April 10, 2012 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2012).

10.17*
UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan as Amended and Restated May 14, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2013).

10.17a*
Form of Annual Performance Share Agreement under the UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan, as amended and restated, dated May 14, 2013 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2013).

10.18
Amended and Restated Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company (incorporated herein by reference to Exhibit 10.5e to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003).

10.19
Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL‑CIO (incorporated herein by reference to Exhibit 10.2a to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

10.19a
Supplemental Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL‑CIO (incorporated herein by reference to Exhibit 10.2b to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

10.20
Agreement effective March 24, 2010, between The Southern Connecticut Gas Company and Local 12000, the United Steelworkers of America (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.21
Agreement effective December 1, 2013, between Connecticut Natural Gas Corporation and Local 12924, the Connecticut Independent Utility Workers (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2014).

10.22
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

10.24
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

10.24a
Amendment No. 1 to $400,000,000 Amended and Restated Credit Agreement, dated as of March 17, 2014, among UIL Holdings Corporation, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company and the Berkshire Gas Company, the banks named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent  (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on for the fiscal quarter ended March 31, 2014).

10.25
Bridge Term Loan Agreement effective March 28, 2014, between UIL Holdings Corporation, its subsidiary WGP Acquisition LLC, the banks party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on for the fiscal quarter ended March 31, 2014).

21
List of Subsidiaries of UIL Holdings Corporation incorporated herein by reference to Exhibit 21 to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the years ended December, 31 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

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

UIL HOLDINGS CORPORATION
Date: February 26, 2015	By:	/s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 26, 2015
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 26, 2015
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and	February 26, 2015
(Steven P. Favuzza)	Controller
(Principal Accounting Officer)

/s/ Thelma R. Albright	Director	February 26, 2015
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 26, 2015
(Arnold L. Chase)

/s/ Betsy Henley-Cohn	Director	February 26, 2015
(Betsy Henley-Cohn)

/s/ Suedeen G. Kelly	Director	February 26, 2015
(Suedeen G. Kelly)

/s/ John L. Lahey	Director	February 26, 2015
(John L. Lahey)

/s/ Daniel J. Miglio	Director	February 26, 2015
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 26, 2015
(William F. Murdy)

/s/ William B. Plummer	Director	February 26, 2015
(William B. Plummer)

/s/ Donald R. Shassian	Director	February 26, 2015
(Donald R. Shassian)

Schedule I – Condensed Financial Statements of Registrant

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In Thousands except per share amounts)

	2014	2013	2012

Operating Revenues	$18,441	$6,209	$4,193

Operating Expenses
Operation and maintenance	1,966	844	639
Depreciation and amortization	10,494	3,842	2,530
Taxes - other than income taxes	551	562	156
Acquitistion-related expenses	7,344	-	-
Total Operating Expenses	20,355	5,248	3,325
Operating Income	(1,914)	961	868

Other Income and (Deductions), net
Acquisition-related bridge facility fees	(15,795)	2,552	351
Other income and (deductions)	1,763	-	-
Total Other Income and (Deductions), net	(14,032)	2,552	351

Interest Charges, net	22,239	23,735	23,292

Equity in earnings of subsidiaries	132,783	125,871	117,083

Income Before Income Taxes	94,598	105,649	95,010

Income Taxes	(14,981)	(9,668)	(8,691)

Net Income	109,579	115,317	103,701
Net Income Attributable to Noncontrolling Interest	(14)	52	64
Net Income Attributable to UIL Holdings	$109,593	$115,265	$103,637

Average Number of Common Shares Outstanding - Basic	56,834	52,415	50,831
Average Number of Common Shares Outstanding - Diluted	57,136	52,711	51,108

Earnings Per Share of Common Stock - Basic:	$1.93	$2.20	$2.04

Earnings Per Share of Common Stock - Diluted:	$1.92	$2.18	$2.02

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In Thousands)

	2014	2013	2012

Net Income	$109,579	$115,317	$103,701
Other Comprehensive Income (Loss), net of income taxes
Changes in unrealized gains(losses) related to pension and other post-retirement benefit plans	(815)	1,008	(90)
Other	3	(24)	16
Total Other Comprehensive Income (Loss), net of deferred income taxes	(812)	984	(74)
Comprehensive Income	108,767	116,301	103,627
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	(14)	52	64
Comprehensive Income Attributable to UIL Holdings	$108,781	$116,249	$103,563

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET
AS OF DECEMBER 31, 2014 AND 2013
(In Thousands)

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Unrestricted cash and temporary cash investments	$3,074	$28,915
Intercompany receivables	24,875	22,934
Deferred income taxes	30,653	19,927
Refundable taxes	8,107	13,337
Other	6,170	5,720
Total Current Assets	72,879	90,833

Investments in Subsidiaries	1,769,034	1,669,052

Net Property, Plant and Equipment	123,337	105,078

Deferred income taxes	5,951	-
Other Assets	7,624	6,520

Total Assets	$1,978,825	$1,871,483

LIABILITIES AND CAPITALIZATION
Current Liabilities
Line of credit borrowings	$89,000	$-
Accounts payable	21,409	15,780
Dividends payable	24,428	24,392
Other	19,956	23,500
Total Current Liabilities	154,793	63,672

Deferred income taxes	-	1,035
Other Liabilities	8,093	5,558

Capitalization
Long-term debt, net of unamortized discount and premium	447,737	447,403

Net Common Stock Equity	1,368,202	1,353,815

Total Capitalization	1,815,939	1,801,218

Total Liabilities and Capitalization	$1,978,825	$1,871,483

UIL HOLDINGS CORPORATION (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In Thousands)

	2014	2013	2012

Net Cash provided by Operating Activities	$104,150	$122,285	$89,875

Cash Flows from Investing Activities
Plant expenditures	(33,209)	(47,790)	(29,689)
Capital contributions to subsidiaries	(96,000)	-	(100,000)
Intercompany loan receivable	8,000	(8,000)	-
Other	-	-	304
Net Cash (used in) Investing Activities	(121,209)	(55,790)	(129,385)

Cash Flows from Financing Activities
Issuance of common stock	-	206,516	1,943
Line of credit borrowings (repayments), net	89,000	(157,000)	122,000
Payment of common stock dividend	(97,708)	(87,602)	(87,490)
Other	(74)	391	508
Net Cash provided by (used in) Financing Activities	(8,782)	(37,695)	36,961

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(25,841)	28,800	(2,549)
Balance at beginning of period	28,915	115	2,664
Balance at end of period	$3,074	$28,915	$115

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

Dividends Paid

UIL Holdings Corporation received dividends from subsidiaries of $151.2 million, $140.5 million and $73.1 million in 2014, 2013 and 2012, respectively.

Note 2.  Capitalization and Short-Term Credit Arrangements

See Notes to Consolidated Financial Statements in this Form 10-K for disclosure of Parent’s capitalization information as described in Note B “Capitalization” and of line of credit borrowings as described in Note D “Short-Term Credit Arrangements.”

Information regarding maturities of long-term debt is set forth below:

	2015	2016	2017	2018	2019 &Thereafter

	(In Thousands)

Maturities:	$-	$-	$-	$-	$450,000

Note 3.  Related Party Transactions

Operating Revenues in the accompanying statements of income consist of revenues from services provided to subsidiaries.  Accounts payable in the accompanying balance sheets includes intercompany accounts payable of $5.2 million and an immaterial amount at December 31, 2014 and 2013, respectively.

Note 4.  Contingencies

For a discussion of material contingencies see “Item 8.  Notes to Consolidating Financial Statements – Note J Commitments and Contingencies” in this Form 10-K.

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012
(Thousands of Dollars)

Col. A.	Col. B.	Col. C.	Col. D.		Col. E.		Col. F.
			Additions
Classification	Balance at Beginning of Period	Acquired Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

RESERVE DEDUCTION FROM ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible accounts (consolidated):
2014	$12,021	$-	$45,659	$-	$48,799	(A)	$8,881
2013	$11,867	$-	$33,476	$-	$33,322	(A)	$12,021
2012	$10,939	$-	$36,850	$-	$35,922	(A)	$11,867

(A)	Accounts written off, net of recoveries