Form 10-Q
period 2015-03-31
UIL HOLDINGS CORP
filed 2015-04-30
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Yes ☐            No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of April 27, 2015 was 56,617,292.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2015	2014

Operating Revenues	$584,053	$571,162

Operating Expenses
Operation
Purchased power	97,102	53,130
Natural gas purchased	174,520	214,925
Operation and maintenance	101,347	92,877
Transmission wholesale	19,709	20,911
Depreciation and amortization (Note F)	43,284	40,318
Taxes - other than income taxes (Note F)	41,315	39,536
Merger and acquisition-related expenses (Note A)	6,702	5,051
Total Operating Expenses	483,979	466,748
Operating Income	100,074	104,414

Other Income and (Deductions), net
Acquisition-related bridge facility fees (Note A)	-	(6,413)
Other income and (deductions) (Note F)	4,368	3,862
Total Other Income and (Deductions), net	4,368	(2,551)

Interest Charges, net
Interest on long-term debt	22,225	22,452
Other interest, net	1,232	175
	23,457	22,627
Amortization of debt expense and redemption premiums	607	607
Total Interest Charges, net	24,064	23,234

Income from Equity Investments	2,936	3,386

Income Before Income Taxes	83,314	82,015

Income Taxes (Note E)	25,705	26,550

Net Income	57,609	55,465
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	7	13

Net Income attributable to UIL Holdings	$57,602	$55,452

Average Number of Common Shares Outstanding - Basic	56,881	56,779
Average Number of Common Shares Outstanding - Diluted	57,184	57,043

Earnings Per Share of Common Stock - Basic (Note A)	$1.01	$0.98

Earnings Per Share of Common Stock - Diluted (Note A)	$1.01	$0.97

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(In Thousands)
(Unaudited)

	2015	2014

Net Income	$57,609	$55,465
Other Comprehensive Income (Loss), net of income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	273	61
Other	7	12
Total Other Comprehensive Income (Loss), net of income taxes	280	73
Comprehensive Income	57,889	55,538
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	7	13
Comprehensive Income Attributable to UIL Holdings	$57,882	$55,525

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
Current Assets
Unrestricted cash and temporary cash investments	$80,120	$115,579
Restricted cash	910	1,051
Accounts receivable less allowance of $9,917 and $8,881, respectively	297,712	232,887
Unbilled revenues	91,112	95,816
Current regulatory assets (Note A)	87,071	92,764
Natural gas in storage, at average cost	31,437	86,428
Refundable taxes	17,612	15,211
Current portion of derivative assets (Note A)	6,847	6,849
Prepayments	22,510	10,696
Other	12,383	12,815
Total Current Assets	647,714	670,096

Other investments
Equity investment in GenConn (Note A)	111,709	114,195
Other	28,418	25,777
Total Other investments	140,127	139,972

Net Property, Plant and Equipment (Note A)	3,316,841	3,292,690

Regulatory Assets (Note A)	700,321	687,198

Deferred Charges and Other Assets
Unamortized debt issuance expenses	13,148	13,571
Other long-term receivable	1,489	1,490
Derivative assets (Note A)	19,583	20,421
Goodwill	266,205	266,205
Other	22,920	20,292
Total Deferred Charges and Other Assets	323,345	321,979

Total Assets	$5,128,348	$5,111,935

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
Current Liabilities
Line of credit borrowings	$70,000	$89,000
Current portion of long-term debt	6,527	6,526
Accounts payable	167,405	217,700
Dividends payable	24,459	24,428
Accrued liabilities	60,237	71,182
Current regulatory liabilities (Note A)	23,557	17,026
Taxes accrued	26,248	20,184
Interest accrued	25,558	22,437
Deferred income taxes	17,466	3,767
Current portion of derivative liabilities (Note A)	23,193	23,308
Total Current Liabilities	444,650	495,558

Deferred Income Taxes	604,160	585,335

Regulatory Liabilities (Note A)	491,155	491,896

Other Noncurrent Liabilities
Pension accrued	264,790	265,009
Other post-retirement benefits accrued	85,498	85,777
Derivative liabilities (Note A)	76,008	61,766
Other	48,278	46,924
Total Other Noncurrent Liabilities	474,574	459,476

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,710,168	1,711,349

Preferred Stock, not subject to mandatory redemption	119	119

Common Stock Equity
Common stock	1,153,251	1,149,985
Paid-in capital	20,218	21,587
Retained earnings	230,050	196,907
Accumulated other comprehensive income (loss)	3	(277)
Net Common Stock Equity	1,403,522	1,368,202

Total Capitalization	3,113,809	3,079,670

Total Liabilities and Capitalization	$5,128,348	$5,111,935

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$57,609	$55,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,891	40,925
Deferred income taxes	27,556	22,854
Allowance for funds used during construction (AFUDC) - equity	(2,157)	(2,550)
Stock-based compensation expense (Note A)	3,673	2,471
Pension expense	9,258	7,835
Undistributed (earnings) losses in equity investments	(2,935)	(3,388)
Other regulatory activity, net	3,110	35,691
Other non-cash items, net	(1,365)	2,875
Changes in:
Accounts receivable, net	(65,821)	(60,398)
Unbilled revenues	4,704	7,576
Natural gas in storage	54,991	47,086
Cash distribution received from GenConn	2,839	3,271
Prepayments	(11,814)	(6,282)
Accounts payable	(31,028)	9,478
Interest accrued	3,121	3,944
Taxes accrued/refundable, net	3,663	3,278
Accrued liabilities	(12,765)	(12,768)
Accrued pension	(8,049)	(10,413)
Accrued other post-employment benefits	(1,707)	5,973
Other assets	(927)	418
Other liabilities	1,506	3,047
Total Adjustments	19,744	100,923
Net Cash provided by Operating Activities	77,353	156,388

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(70,648)	(64,692)
Cash distributions from GenConn	2,581	2,134
Changes in restricted cash	141	(133)
Deposits in New England East West Solution (NEEWS) (Note C)	(1,451)	(1,044)
Net Cash provided by (used in) Investing Activities	(69,377)	(63,735)

Cash Flows from Financing Activities
Line of credit borrowings (repayments), net	(19,000)	-
Payment of common stock dividend	(24,428)	(24,421)
Other	(7)	(13)
Net Cash provided by (used in) Financing Activities	(43,435)	(24,434)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(35,459)	68,219
Balance at beginning of period	115,579	69,153
Balance at end of period	$80,120	$137,372

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$16,834	$11,285

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in UIL Holdings Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  References in this Quarterly Report on Form 10-Q to "UIL Holdings” “we,” “our,” and “us” refer to UIL Holdings Corporation and its consolidated subsidiaries.

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

Basis of Presentation

The financial statements of UIL Holdings are prepared on a consolidated basis and therefore include the accounts of UIL Holdings’ majority-owned subsidiaries noted above.  Intercompany accounts and transactions have been eliminated in consolidation.  The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  We believe that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in our opinion, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three-month period March 31, 2015 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2015.

Proposed Merger with Iberdrola USA

On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement (the Agreement) with Iberdrola USA and its wholly-owned subsidiary, Green Merger Sub, Inc. (merger sub) under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation (the merger).  Merger sub will change its name to UIL Holdings Corporation and remain a direct or indirect wholly-owned subsidiary of Iberdrola USA.  Iberdrola USA will then become a newly listed U.S. publicly-traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings will be converted into the right to receive one validly issued share of common stock of the newly listed company and $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.  The merger is subject to certain closing conditions, including the approval of the shareowners of UIL Holdings and approvals from the Connecticut Public Utilities Regulatory Authority (PURA), the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Committee on Foreign Investments in the United States and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), which period was terminated on April 7, 2015.  For further discussion of the regulatory approval process, see Note (C) “Regulatory Proceedings.”

We currently expect that the merger will close promptly after satisfaction or waiver of all closing conditions, including receipt of shareowner approval and all regulatory approvals, and not later than December 31, 2015.  There are no assurances that the merger will be consummated on the currently expected timetable or at all.  Unless stated otherwise,

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger.

For the three months ended March 31, 2015, UIL Holdings incurred pre-tax merger-related expenses of approximately $6.7 million which represented legal, investment banking, and other merger-related costs.

Further information concerning the proposed merger will be included in a proxy statement/prospectus contained in a registration statement on Form S-4 to be filed with the SEC in the second quarter of 2015 in connection with the proposed merger.

Philadelphia Gas Works

In March 2014, UIL Holdings entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with the City of Philadelphia pursuant to which UIL Holdings, through a wholly-owned subsidiary, was to acquire the operating assets and assume certain liabilities of Philadelphia Gas Works.  The proposed acquisition was subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including approval from the Philadelphia City Council.  In light of the City Council’s October 2014 announcement to not endorse the proposed acquisition, we exercised our contractual right to terminate the Asset Purchase Agreement in December 2014.

For the three months ended March 31, 2014, UIL Holdings incurred pre-tax acquisition-related expenses of approximately $11.5 million, $5.1 million of which represented legal, investment banking, and due diligence costs that are included in operating expenses and $6.4 million of which is a fee associated with a Bridge Term Loan Agreement that is included in other income and (deductions) in the Consolidated Statement of Income.

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.

Contracts for Differences (CfDs)

Pursuant to Connecticut’s 2005 Energy Independence Act, PURA solicited bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between the selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, PURA required that UI and The Connecticut Light and Power Company (CL&P) execute long-term contracts with the selected resources.  In August 2007, PURA approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  UI executed two of the contracts and CL&P executed the other two contracts.  The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of March 31, 2015, UI has recorded a gross derivative asset of $26.4 million ($5.4 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $78.0 million, a gross derivative liability of $99.2 million ($72.9 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $5.3 million.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The gross derivative assets and liabilities as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Gross derivative assets:
Current Assets	$6,847	$6,849
Deferred Charges and Other Assets	$19,583	$20,421

Gross derivative liabilties:
Current Liabilities	$23,193	$23,308
Noncurrent Liabilities	$76,008	$61,766

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)

Regulatory Assets - Derivative liabilities	$13,769	$(71,619)

Regulatory Liabilities - Derivative assets	$1,197	$(2,942)

The fluctuations in the balances of the derivatives as well as the related unrealized gains in the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014 are primarily due to fluctuations in forward prices for capacity and reserves.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three‑month periods ended March 31, 2015 and 2014:

	2015	2014
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$57,602	$55,452
Less: Net income allocated to unvested units	33	30
Net income attributable to common shareholders	$57,569	$55,422

Denominator:
Basic average number of shares outstanding	56,881	56,779
Effect of dilutive securities (1)	303	264
Diluted average number of shares outstanding	57,184	57,043

Earnings per share:
Basic	$1.01	$0.98
Diluted	$1.01	$0.97

(1)	Includes unvested restricted stock and performance shares.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Equity Investments

UI is party to a 50-50 joint venture with the NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $111.7 million and $114.2 million as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015, there was an immaterial amount of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $2.9 million and $3.4 million for the three-month periods ending March 31, 2015 and 2014, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $5.4 million in each of the three-month periods ending March 31, 2015 and 2014.

Regulatory Accounting

Unless otherwise stated below, all of our regulatory assets earn a return.  Our regulatory assets and liabilities as of March 31, 2015 and December 31, 2014 included the following:

	Remaining Period	March 31, 2015	December 31, 2014
		(In Thousands)
Regulatory Assets:
Unamortized redemption costs	7 to 19 years	10,298	10,499
Pension and other post-retirement benefit plans	(a)	403,358	402,700
Environmental remediation costs	7 years	14,127	13,197
Hardship programs	(b)	19,661	24,744
Debt premium	2 to 23 years	26,229	27,498
Income taxes due principally to book-tax differences	(c)	166,039	164,466
Unfunded future income taxes	(d)	15,555	14,859
Contracts for differences	(e)	78,045	64,276
Deferred transmission expense	(f)	20,981	17,387
Other	(g)	33,099	40,336
Total regulatory assets		787,392	779,962
Less current portion of regulatory assets		87,071	92,764
Regulatory Assets, Net		$700,321	$687,198

Regulatory Liabilities:
Accumulated deferred investment tax credits	29 years	$4,282	$4,319
Excess generation service charge	(h)	16,825	28,692
Middletown/Norwalk local transmission network service collections	35 years	20,685	20,828
Pension and other post-retirement benefit plans	(a)	8,722	9,536
Asset retirement obligation	(i)	7,247	7,248
Low income programs	(j)	22,253	19,065
Asset removal costs	(i)	340,236	336,028
Unfunded future income taxes	(d)	26,848	26,318
Contracts for differences	(e)	5,274	6,472
Deferred purchased gas	(k)	6,511	4,736
Non-firm margin sharing credits	9 years	13,505	8,933
Other	(g)	42,324	36,747
Total regulatory liabilities		514,712	508,922
Less current portion of regulatory liabilities		23,557	17,026
Regulatory Liabilities, Net		$491,155	$491,896

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(a)	Life is dependent upon timing of final pension plan distribution; balance, which is fully offset by a corresponding asset/liability, is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits." See Note (G) “Pension and Other Benefits” for additional information.
(b)	Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(c)	Amortization period and/or balance vary depending on the nature and/or remaining life of the underlying assets/liabilities.
(d)	The balance will be extinguished when the asset, which is fully offset by a corresponding liability, or liability has been realized or settled, respectively.
(e)	Asset life is equal to delivery term of related contracts (which vary from approximately 5 - 12 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K); amount, which does not earn a return, is fully offset by corresponding derivative asset/liability. See “-Contracts for Differences” discussion above for additional information.
(f)	Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(g)	Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes certain amounts that are not currently earning a return; liability amount includes decoupling of $9.6 million.
(h)	Regulatory asset or liability which defers generation-related and nonbypassable federally mandated congestion costs or revenues for future recovery from or return to customers. Amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.
(i)	The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(j)	Various hardship and payment plan programs approved for recovery.
(k)	Deferred purchased gas costs balances at the end of the rate year are normally recorded/returned in the next year.

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), 94,410 restricted stock units were granted to certain members of management in March 2015; the average of the high and low market prices on the grant date, which approximate fair value, was $49.72 per share.

Also in March 2015, we granted a total of 1,584 shares of restricted stock to our President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant, which approximates fair value, was $49.72 per share.  Such shares vest in equal annual installments over a five-year period.

Total stock-based compensation expense for the three-month periods ended March 31, 2015 and 2014 $3.7 million and $2.5 million, respectively.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 and is to be applied retrospectively.  The effect that adopting this new accounting guidance will have on our consolidated financial statements will be reductions in both Deferred Charges and Other Assets and Long-term debt on the consolidated balance sheet.  This effect is not expected to be material to UIL Holdings’ consolidated financial statements.

In April 2015, the FASB issued a proposal to defer by one year the effective date of ASU 2014-09 which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  A final decision is expected in the second quarter of 2015.  We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

(B)	CAPITALIZATION

Common Stock

UIL Holdings had 56,617,292 shares of its common stock, no par value, outstanding at March 31, 2015.

(C)	REGULATORY PROCEEDINGS

Proposed Merger with Iberdrola USA

As discussed in Note A “Organization and Statement of Accounting Policies”, on February 25, 2015 we announced that UIL Holdings had entered into a the Agreement with Iberdrola USA and merger sub under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation.  The merger is subject to certain closing conditions, including the approval of the shareowners of UIL Holdings and approvals from PURA, the DPU, FERC, and the Committee on Foreign Investments in the United States (CFIUS) and the expiration or early termination of the applicable waiting period under the HSR Act.

On March 25, 2015, UIL Holdings and Iberdrola USA filed joint applications with PURA, the DPU and the FERC seeking the required approvals.  In addition, UIL Holdings and Iberdrola USA each made its respective HSR Act filings on March 25, 2015, and the waiting period was terminated on April 7, 2015.

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

UI’s allowed distribution return on equity established by PURA is 9.15%.  UI is required to return 50% of any distribution earnings over the allowed twelve month level to customers by means of an earnings sharing mechanism.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2015, 80% of its standard service load for the second half of 2015 and for 20% of its standard service load for the first half of 2016.  Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of March 31 2015, UI would have had to post an aggregate of approximately $19.7 million in collateral.  UI would have been and remains able to provide that collateral.

New Renewable Source Generation

Pursuant to Connecticut law (PA 13-303), on September 19, 2013, at the direction of the Connecticut Department of Energy and Environmental Protection, (DEEP), UI entered into two contracts for energy and/or RECs from Class I renewable resources, totaling approximately 3.5% of UI’s distribution load, which were subsequently approved by PURA.  Costs of each of these agreements will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder for such contracts, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and CL&P to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  This complaint was dismissed in December 2014.  On January 2, 2015 Allco filed an appeal with the United States Court of Appeals for the Second Circuit.

Transmission

PURA decisions do not affect the revenue requirements determination for UI’s transmission business, including the applicable return on equity (ROE), which is within the jurisdiction of the FERC.  For 2015, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 11.3% to 11.4%.  This includes the impact of the FERC order issued on October 16, 2014, and excludes any impacts of the reserve adjustment, both of which are discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Council (OCC), filed a joint complaint (Initial Complaint) with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE of 11.14% used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Tariff by the New England transmission owners was not just and reasonable and seeking a reduction of the base ROE and a refund to customers for a refund period of October 1, 2011 through December 31, 2012 (refund period).

Based on the August 6, 2013 initial decision of the presiding FERC Administrative Law Judge finding that the existing base ROE was unjust and unreasonable and our assessment of the ultimate outcome of the proceeding, we recorded a reserve for the refund period of $2.6 million pre-tax during the third quarter of 2013.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, claiming that the current approved base ROE of 11.14% was not just and reasonable and seeking a reduction of the base ROE and a refund to customers for a refund period commencing December 27, 2012 (Second Complaint).

On June 19, 2014, the FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%.  On October 16, 2014 the FERC issued an order (October Order) confirming the New England transmission owners’ base ROE at 10.57%, with a total or maximum ROE including incentives not to exceed 11.74%, for both the refund period and going forward effective on October 16, 2014.

On July 31, 2014, certain complainants in the Initial Complaint and the Second Complaint filed a similar additional complaint (Third Complaint) with the FERC against the New England transmission owners, alleging that the then current base ROE of 11.14% was not just and reasonable, and seeking a reduction in the base ROE and refunds to customers for a 15-month refund period beginning July 31, 2014.  The complainants in the Third Complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  The FERC consolidated the Second Complaint and Third Complaint, and stated a presiding judge decision should be rendered within twelve months of the commencement of hearing proceedings, or by December 31, 2015, with an expected decision by the FERC by October 2016.

In 2014, we updated our assessment based upon the most recent information available.  Although we cannot predict the outcome of the proceedings involving the Second and Third Complaints, we recorded additional pre-tax reserves of $5.6 million relating to potential refunds to customers under the Second and Third Complaint.  We will continue to record additional reserves through the third refund period.

On March 3, 2015, the FERC issued an Order on Rehearing in the First Complaint (the March Order) denying all rehearing requests from the complainants and the New England transmission owners.  UI recorded additional pre-tax reserves of $3.4 million in the first quarter of 2015 relating to the Third Complaint and the March Order.  As of March 31, 2015, cumulative pre-tax reserves relating to refunds and potential refunds to customers under all three claims were approximately $11.6 million, of which $2.9 million has already been refunded to customers.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP would be approximately $45 million.  In February 2015, ISO-NE issued its final GHCC transmission solutions report and, in March 2015, approved the proposed plan applications.  UI and Eversource are evaluating the approved projects to determine the impact on UI’s aggregate investment in NEEWS.

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

As of March 31, 2015, UI had made aggregate deposits of $45 million under the Agreement since its inception, with assets associated with the GSRP valued at approximately $24.6 million having been transferred to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.6 million and $0.3 million in the three‑month periods ended March 31, 2015 and 2014, respectively.

Other Proceedings

On November 12, 2014, PURA issued a decision in a docket addressing UI’s semi-annual Generation Services Charge (GSC), bypassable federally mandated congestion charge and the non-bypassable federally mandated congestion charge (NBFMCC) reconciliations.  PURA’s decision allowed for recovery of $7.7 million of the $11.3 million request included in UI’s filing for the reconciliation of certain revenues and expenses relating to the period from 2004 through 2013.  This resulted in UI recording a pre-tax write-off of approximately $3.8 million during the fourth quarter of 2014, which amount included the disallowed portion of UI’s request as well as additional 2014 carrying charges.

Also on November 12, 2014, PURA issued a final decision in UI’s final Competitive Transition Assessment (CTA) reconciliation proceeding which extinguished all remaining CTA balances.  In addition, the final decision allowed for the application of an approximate $8.2 million remaining CTA regulatory liability, as well as an approximate $12.0 million regulatory liability related to the Connecticut Yankee Atomic Power Company litigation against the U.S. Department of Energy (DOE), against UI’s storm regulatory asset balance.  The final decision required that remaining regulatory liability balance be applied to the GSC “working capital allowance” and be returned to customers through the NBFMCC.

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

Berkshire continues to charge the rates that were in effect at the end of the rate plan and currently anticipates that a base rate case would likely be filed in 2016, based on a calendar year 2015 test year, for rates to be effective in 2017.  Based

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

on existing tracking mechanisms in place for gas and other costs, discussions with the DPU, and precedence set by other utility companies, Berkshire believes that regulatory assets are recoverable and regulatory liabilities are fairly stated.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval upon which PURA subsequently issued comments.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG engaged in settlement discussions regarding the appeal.  Settlement discussions have now terminated, and CNG has agreed to file a motion with PURA to extend the due date for CNG's response to PURA's comments on the private letter ruling request until June 24, 2015.

Other Proceedings

As discussed above, CNG’s 2013 rate proceeding provides for a decoupling mechanism as well as a rate making mechanism related to its cast iron and bare steel replacement program.  Additionally, a comprehensive joint 10-year natural gas expansion plan (“Expansion Plan”) filed jointly by CNG, SCG and Yankee Gas Services Company in response to the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and Public Act 13-298 and approved by PURA includes a new business reconciliation mechanism that reconciles the actual new business revenue requirements each year with the revenues received from the new business customers.  The initial filings for these mechanisms are discussed below.

On March 2, 2015, CNG filed its initial decoupling adjustment which includes a $10.8 million credit to customers, which will be credited on customers’ bills during the period of April 1, 2015 through March 31, 2016.

On March 20, 2015, SCG and CNG filed their initial System Expansion (SE) Rate reconciliation for 2014. The proposed SE rate was approved by PURA for implementation as of April 1, 2015, pending final PURA approval following a contested hearing.

On April 1, 2015, CNG filed its initial Distribution Integrity Management Program (DIMP) reconciliation filing, which reconciles actual revenue requirements related to CNG’s cast iron and bare steel replacement program.  The proposed DIMP rate was approved by PURA for implementation as of May 1, 2015.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(D)	SHORT-TERM CREDIT ARRANGEMENTS

As of March 31, 2015, there was $70 million in borrowings outstanding under the existing revolving credit agreement among UIL Holdings, certain of its subsidiaries and a group of banks that expires on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2015 and January 31, 2016.  Available credit under the UIL Holdings Credit Facility at March 31, 2015 totaled $325.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

(E)	INCOME TAXES

The significant portion of UIL Holdings’ income tax expense, including deferred taxes, is recovered through its regulated subsidiaries’ utility rates.  UIL Holdings’ annual income tax expense and associated effective tax rate is impacted by differences in the treatment of certain transactions for book and tax purposes and by differences between the timing of deferred tax temporary difference activity and deferred tax recovery.  In accordance with ASC 740, we use an estimated annual effective tax rate approach to calculate interim period income tax expense for ordinary income.  We also record separate income tax effects for significant unusual or infrequent items.  The annualized effective income tax rates for the three-month periods ended March 31, 2015 and 2014 were 31.6% and 33.4%, respectively.  The decrease in the effective rate was due primarily to changes in property related flow through impacts.

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$34,741	$31,988
Amortization of regulatory assets	8,543	8,330
Total Depreciation and Amortization	$43,284	$40,318

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$22,966	$22,714
Local real estate and personal property	12,990	11,964
Payroll taxes	4,914	3,857
Other	445	1,001
Total Taxes - Other than Income Taxes	$41,315	$39,536

Other Income and (Deductions), net
Interest income	$709	$542
Allowance for funds used during construction - equity	2,157	2,550
Allowance for funds used during construction - debt	1,046	1,410
Weather insurance	-	(1,906)
Other	456	1,266
Total Other Income and (Deductions), net	$4,368	$3,862

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(G)	PENSION AND OTHER BENEFITS

In April 2015, we made pension contributions of $5 million.  Additional contributions during the remainder of 2015 are expected to aggregate $10 million.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement Benefits
	2015		2014		2015		2014
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,605		$2,896		$393		$404
Interest cost	10,505		11,019		1,327		1,487
Expected return on plan assets	(14,120)		(13,560)		(690)		(700)
Amortization of:
Prior service costs	48		73		75		71
Actuarial loss	4,845		3,097		176		(172)
Net periodic benefit cost	$4,883		$3,525		$1,281		$1,090

Discount rate	4.20%-4.30%		4.90%-5.20%		4.20%-4.30%		4.85%-5.20%
Average wage increase	3.50%-3.80%		3.50%-3.80%		N/	A	N/	A
Return on plan assets	7.75%-8.00%		7.75%-8.00%		5.56%-8.00%		5.56%-8.00%
Composite health care trend rate (current year)	N/	A	N/	A	7.00%		7.00%
Composite health care trend rate (2019 forward)	N/	A	N/	A	5.00%		5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for each of the three‑month periods ended March 31, 2015 and 2014 totaled $0.4 million.

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company, an inactive nuclear generating company (Connecticut Yankee), the carrying value of which was $0.2 million as of March 31, 2015.

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

Site Decontamination, Demolition and Remediation Costs

In January 2012 Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), subsequent owners of a former generation site in New Haven (English Station) that UI sold in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.   In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

In April 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation of the matter began in the fourth quarter of 2013 and is continuing.  At this time, management cannot predict the financial impact on

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

UI of the DEEP order or other matters relating to this site and no amount of loss, if any, can be reasonably estimated at this time.

UI performed an environmental analysis on transmission-related property adjacent to the New Haven Harbor Generating Station that indicated remediation expenses would be approximately $3.2 million.  UI has accrued these estimated expenses, which were recovered in transmission rates.

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated and are contaminated as a result of MGP-related activities.  Under existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of March 31, 2015 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  We cannot presently reasonably estimate the costs or range of costs of remediation or the likelihood of recoverability.  As a result, as of March 31, 2015, we have not recorded any liabilities related to these properties.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  We estimate that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will likely amount to approximately $0.9 million and have recorded a liability and offsetting regulatory asset for such expenses as of March 31, 2015.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site which was sold to the General Electric Company (GE) in the 1970s.  UI reached a settlement with GE which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of March 31, 2015, we had accrued approximately $3.2 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.

Middletown/Norwalk Transmission Project

The general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed a lawsuit in Connecticut state court on September 22, 2009.  On September 3, 2013, the court found for UI on all claims but one related to certain change orders, and ordered UI to pay the Contractor approximately $1.3 million, which has since been paid.  On October 22, 2013, the general contractor filed an appeal of the Court’s ruling, which remains pending.  UI expects to recover any amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.

In April 2013, an affiliate of the general contractor for the Middletown/Norwalk Transmission Project, purporting to act as a shareholder on behalf of UIL Holdings, filed a complaint against the UIL Holdings Board of Directors alleging that the directors breached a fiduciary duty by failing to undertake an independent investigation in response to a letter from the affiliate asking for an investigation regarding alleged improper practices by UI in connection with the Middletown/Norwalk Transmission Project.  In October 2013, the court granted the defendants’ motion to dismiss the complaint, which dismissal was affirmed by the Connecticut Appellate Court in March 2015.

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

The following tables set forth the fair value of our financial assets and liabilities, other than pension benefits and other postretirement benefits, as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2015	(In Thousands)
Assets:
Derivative assets	$-	$-	$26,430	$26,430
Noncurrent investments	12,698	-	-	12,698
Deferred Compensation Plan	3,667	-	-	3,667
Supplemental retirement benefit trust life insurance policies	-	8,678	-	8,678
	$16,365	$8,678	$26,430	$51,473

Liabilities:
Derivative liabilities	$-	$-	$99,201	$99,201
Long-term debt	-	1,985,013	-	1,985,013
	$-	$1,985,013	$99,201	$2,084,214

Net fair value assets/(liabilities), March 31, 2015	$16,365	$(1,976,335)	$(72,771)	$(2,032,741)

December 31, 2014
Assets:
Derivative assets	$-	$-	$27,270	$27,270
Noncurrent investments	11,387	-	-	11,387
Deferred Compensation Plan	3,624	-	-	3,624
Supplemental retirement benefit trust life insurance policies	-	8,498	-	8,498
	$15,011	$8,498	$27,270	$50,779

Liabilities:
Derivative liabilities	$-	$-	$85,074	$85,074
Long-term debt	-	1,941,711	-	1,941,711
	$-	$1,941,711	$85,074	$2,026,785

Net fair value assets/(liabilities), December 31, 2014	$15,011	$(1,933,213)	$(57,804)	$(1,976,006)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2015 or December 31, 2014 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Unobservable Input	Range at March 31, 2015	Range at December 31, 2014

Contracts for differences	Risk of non-performance	0.00% - 0.64%	0.00% - 0.66%
	Discount rate	1.37% - 2.03%	1.65% - 2.25%
	Forward pricing ($ per MW)	$3.15 - $11.19	$3.15 - $14.59

Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs.

The fair value of the noncurrent investments is determined using quoted market prices in active markets for identical assets.  The investments primarily consist of money market funds.

Under the UIL Deferred Compensation Plan (DCP), directors, named executive officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into “deemed” investments consisting of mutual funds and UIL Holdings common stock equivalents, with the exception of long-term incentive plan deferrals which are required to be invested in UIL Holdings common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market based upon such pricing information.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of March 31, 2015 and December 31, 2014 in the active markets for the various funds within which the assets are held.

Long-term debt is carried at cost on the consolidated balance sheet.  The fair value of long-term debt as displayed in the table above is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the three-month period ended March 31, 2015.

Three Months Ended
March 31, 2015
(In Thousands)

Net derivative assets/(liabilities), December 31, 2014	$(57,804)
Unrealized gains and (losses), net	(14,967)
Net derivative assets/(liabilities), March 31, 2015	$(72,771)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of March 31, 2015	$(14,967)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the three-month period ended March 31, 2015.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Three Months Ended
March 31, 2015
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2014	$57,804
Unrealized (gains) and losses, net	14,967
Net regulatory assets/(liabilities), March 31, 2015	$72,771

(M)	SEGMENT INFORMATION

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

(In Thousands)
	Three months ended March 31, 2015
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$191,888	$58,082	$249,970	$334,083	$-	$584,053
Purchased power and gas	97,102	-	97,102	175,737	(1,217)	271,622
Operation and maintenance	47,304	13,488	60,792	45,847	(5,292)	101,347
Transmission wholesale	-	19,709	19,709	-	-	19,709
Depreciation and amortization	14,133	4,196	18,329	21,777	3,178	43,284
Taxes - other than income taxes	15,042	8,381	23,423	17,562	330	41,315
Merger and acquisition-related expenses	-	-	-	-	6,702	6,702
Operating Income	18,307	12,308	30,615	73,160	(3,701)	100,074

Other Income and (Deductions), net	1,941	1,485	3,426	459	483	4,368

Interest Charges, net	8,039	3,471	11,510	6,707	5,847	24,064

Income from Equity Investments	2,936	-	2,936	-	-	2,936

Income (Loss) Before Income Taxes	15,145	10,322	25,467	66,912	(9,065)	83,314

Income Taxes	3,853	3,861	7,714	25,664	(7,673)	25,705
Net Income (Loss)	11,292	6,461	17,753	41,248	(1,392)	57,609
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	7	-	7
Net Income (Loss) attributable to UIL Holdings	$11,292	$6,461	$17,753	$41,241	$(1,392)	$57,602

Total Capital Expenditures (1)	$-	$-	$38,082	$23,204	$9,362	$70,648

(1)	Capital expenditures are shown on a cash basis. Information for segmenting total capital expenditures between Distribution and Transmission is not available.
Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION (Continued)

(In Thousands)
	Three months ended March 31, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$145,189	$58,788	$203,977	$367,185	$-	$571,162
Purchased power and gas	53,130	-	53,130	214,925	-	268,055
Operation and maintenance	45,817	10,581	56,398	39,656	(3,177)	92,877
Transmission wholesale	-	20,911	20,911	-	-	20,911
Depreciation and amortization	12,063	4,225	16,288	21,748	2,282	40,318
Taxes - other than income taxes	12,861	8,352	21,213	17,640	683	39,536
Merger and acquisition-related expenses	-	-	-	-	5,051	5,051
Operating Income	21,318	14,719	36,037	73,216	(4,839)	104,414

Other Income and (Deductions), net	3,186	983	4,169	(981)	(5,739)	(2,551)

Interest Charges, net	7,832	3,204	11,036	6,763	5,435	23,234

Income from Equity Investments	3,386	-	3,386	-	-	3,386

Income (Loss) Before Income Taxes	20,058	12,498	32,556	65,472	(16,013)	82,015

Income Taxes	6,102	3,852	9,954	26,417	(9,821)	26,550
Net Income (Loss)	13,956	8,646	22,602	39,055	(6,192)	55,465
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	13	-	13
Net Income (Loss) attributable to UIL Holdings	$13,956	$8,646	$22,602	$39,042	$(6,192)	$55,452

Total Capital Expenditures (1)	$-	$-	$33,787	$19,859	$11,046	$64,692

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at March 31, 2015	$-	$-	$2,859,820	$2,095,806	$172,722	$5,128,348

Total Assets at December 31, 2014	$-	$-	$2,876,792	$2,087,284	$147,859	$5,111,935

(1)	Capital expenditures are shown on a cash basis. Information for segmenting total capital expenditures between Distribution and Transmission is not available.
Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

(2)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric Distribution and Transmission column.  Net plant in service is segregated by segment and, as of March 31, 2015, was $1,290.4 million and $665.8 million for Distribution and Transmission, respectively.  Net plant in service as of December 31, 2014, was $1,283.6 million and $659.4 million for Distribution and Transmission, respectively.

(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of March 31, 2015 and December 31, 2014.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-K, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on our expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets, legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of our subsidiaries.  In addition, risks and uncertainties related to the proposed merger with a subsidiary of Iberdrola USA include, but are not limited to, the expected timing and likelihood of completion of the pending merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending merger that could reduce anticipated benefits or cause the parties to abandon the transaction, the ability to successfully integrate the businesses, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, the possibility that UIL Holdings’ shareowners may not approve the merger agreement, the risk that the parties may not be able to satisfy the conditions to the proposed merger in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed merger, the risk that any announcements relating to the proposed merger could have adverse effects on the market price of UIL Holdings’ common stock, and the risk that the proposed transaction and its announcement could have an adverse effect on the ability of UIL Holdings to retain and hire key personnel and maintain relationships with its suppliers, and on its operating results and businesses generally.  All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.  New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The foregoing and other factors are discussed and should be reviewed in our Annual Report on Form 10-K for the year ended December 31, 2014 and other subsequent filings with the Securities and Exchange Commission.

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

Pending Merger with Iberdrola USA

On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement (the Agreement) with Iberdrola USA and its wholly-owned subsidiary, Green Merger Sub, Inc. (merger sub), under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation (the merger).  Merger Sub will change its name to UIL Holdings Corporation and remain a direct or indirect wholly-owned subsidiary of Iberdrola USA.  Iberdrola USA will then become a newly listed U.S. publicly-traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings will be converted into the right to receive one validly issued share of common stock of the newly listed company and $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.

The agreement contains representations, warranties and covenants of UIL Holdings, Iberdrola USA and merger sub which are customary for transactions of this type, many of which are subject to materiality qualifiers. Each of UIL

Index
Holdings and Iberdrola USA has agreed to various customary covenants and agreements, including broadly reciprocal covenants to conduct its business in the ordinary course consistent with past practice during the period between the execution of the agreement and the closing of the merger and not to engage in certain kinds of transactions during this period.

Each of UIL Holdings and Iberdrola USA may terminate the agreement under certain circumstances, including if the merger is not consummated by December 31, 2015 (subject to two successive three-month extensions by either party if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The agreement also provides for other customary termination rights for both Iberdrola USA (including if the Board of Directors of UIL Holdings changes its recommendation in respect of the merger) and UIL Holdings, and further provides that, upon termination of the agreement under certain specified circumstances (including if Iberdrola USA terminates the agreement due to a change in recommendation of the Board of Directors of UIL Holdings or if UIL Holdings terminates the agreement to accept an acquisition proposal from a third party), UIL Holdings will be required to pay Iberdrola USA a termination fee of $75 million. Upon the termination of the agreement under certain specified circumstances, either UIL Holdings or Iberdrola USA will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $15 million (which amount will be credited toward, and offset against, the payment of the $75 million termination fee, if the termination fee is also payable).

The merger is subject to certain closing conditions, including approval by the shareowners of UIL Holdings and approvals from the Connecticut Public Utilities Regulatory Authority (PURA), the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Committee on Foreign Investments in the United States (CFIUS) and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), which period was terminated on April 7, 2015, and the absence of injunctions or restraints imposed by governmental entities.  For further discussion of the regulatory approval process, see Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (C) – “Regulatory Proceedings.”

We currently expect that the transaction will close promptly after satisfaction or waiver of all closing conditions, including receipt of shareowner and regulatory approvals, and no later than December 31, 2015.  There are no assurances that the proposed merger will be consummated on the currently expected timetable or at all.  Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger.

Further information concerning the proposed merger will be included in a proxy statement/prospectus contained in a registration statement on Form S-4 to be filed with the SEC in connection with the proposed merger.

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

Rates

UI’s allowed distribution return on equity (ROE) established by PURA is 9.15%.  UI is required to return 50% of any distribution earnings over the allowed twelve month level to customers by means of an earnings sharing mechanism.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2015, 80% of its standard service load for the second half of 2015 and for 20% of its standard service load for the first half of 2016.    Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI

Index
regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of March 31, 2015, UI would have had to post an aggregate of approximately $19.7 million in collateral.  UI would have been and remains able to provide that collateral.

New Renewable Source Generation

Pursuant to Connecticut law (PA 13-303), on September 19, 2013, at the direction of the Connecticut Department of Energy and Environmental Protection (DEEP), UI entered into two contracts for energy and/or renewable energy credits (RECs) from Class I renewable resources, totaling approximately 3.5% of UI’s distribution load, which were subsequently approved by PURA.  Costs of each of these agreements will be fully recoverable through electric rates.  On December 18, 2013, Allco Finance Limited, an unsuccessful bidder for such contracts, filed a complaint against DEEP in the United States District Court in Connecticut alleging that DEEP’s direction to UI and The Connecticut Light and Power Company (CL&P) to enter into the contracts violated the Supremacy Clause of the U.S. Constitution and the Federal Power Act by setting wholesale electricity rates.  This complaint was dismissed in December 2014.  On January 2, 2015 Allco filed an appeal with the United States Court of Appeals for the Second Circuit.

Transmission

PURA decisions do not affect the revenue requirements determination for UI’s transmission business, including the applicable ROE, which is within the jurisdiction of the FERC.  For 2015, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 11.3% to 11.4%.  This includes the impact of the FERC order issued on October 16, 2014, and excludes any impacts of the reserve adjustment, both of which are discussed below.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Council (OCC), filed a joint complaint (Initial Complaint) with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE of 11.14% used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners  was not just and reasonable and seeking a reduction of the base ROE and a refund to customers for a refund period of October 1, 2011 through December 31, 2012 (refund period).

Based on the August 6, 2013 initial decision of the presiding FERC Administrative Law Judge finding that the existing base ROE was unjust and unreasonable and our assessment of the ultimate outcome of the proceeding, we recorded a reserve for the refund period of $2.6 million pre-tax during the third quarter of 2013.

In December 2012, various additional parties filed a complaint with the FERC against several New England transmission owners, including UI, claiming that the current approved base ROE of 11.14% was not just and reasonable and seeking a reduction of the base ROE and a refund to customers for a refund period commencing December 27, 2012 (Second Complaint).

On June 19, 2014, the FERC issued an order (June Order) in the Initial Complaint, tentatively finding that the just and reasonable base ROE for the New England transmission owners’ tariff is 10.57%.   On October 16, 2014 the FERC issued an order (October Order) confirming the New England transmission owners’ base ROE at 10.57%, with a total or maximum ROE including incentives not to exceed 11.74%, for both the refund period and going forward effective on October 16, 2014.

On July 31, 2014, certain complainants in the Initial Complaint and the Second Complaint filed a similar additional complaint (Third Complaint) with the FERC against the New England transmission owners, alleging that the then current base ROE of 11.14% was not just and reasonable, and seeking a reduction in the base ROE and refunds to customers for a 15-month refund period beginning July 31, 2014.  The complainants in the Third Complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  The FERC

Index
consolidated the Second Complaint and Third Complaint, and stated a presiding judge decision should be rendered within twelve months of the commencement of hearing proceedings, or by December 31, 2015, with an expected decision by the FERC by October 2016.

In 2014, we updated our assessment based upon the most recent information available.  Although we cannot predict the outcome of the proceedings involving the Second and Third Complaints, we recorded additional pre-tax reserves of $5.6 million relating to potential refunds to customers under the Second and Third Complaint.  We will continue to record additional reserves through the third refund period.

On March 3, 2015, the FERC issued an Order on Rehearing in the First Complaint (the March Order) denying all rehearing requests from the complainants and the New England transmission owners.  UI recorded additional pre-tax reserves of $3.4 million in the first quarter of 2015 relating to the Third Complaint and the March Order.  As of March 31, 2015, cumulative pre-tax reserves relating to refunds and potential refunds to customers under all three claims were approximately $11.6 million, of which $2.9 million has already been refunded to customers.

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

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP would be approximately $45 million.  In February 2015, ISO-NE issued its final GHCC transmission solutions report and, in March 2015, approved the proposed plan applications.  UI and Eversource are evaluating the approved projects to determine the impact on UI’s aggregate investment in NEEWS.

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

As of March 31, 2015, UI had made aggregate deposits of $45 million under the Agreement since its inception, with assets associated with the GSRP valued at approximately $24.6 million having been transferred to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.6 million and $0.3 million in the three‑month periods ended March 31, 2015 and 2014, respectively.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with the NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2015 through December 31, 2015 of $29.5 million and $36.5 million for GenConn Devon and GenConn Middletown, respectively.  In addition, PURA has ruled that GenConn project costs incurred that were in excess of the proposed costs originally submitted in 2008 were prudently incurred and are recoverable.  Such costs are included in the determination of the 2015 approved revenue requirements.

Index
As of March 31, 2015, UI’s equity investment in GenConn was $111.7 million and there was an immaterial amount of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $2.9 million and $3.4 million for the three-month periods ended March 31, 2015 and 2014, respectively.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $5.4 million during each of the three-month periods ended March 31, 2015 and 2014.

Other Proceedings

On November 12, 2014, PURA issued a decision in a docket addressing UI’s semi-annual Generation Service Charge (GSC), bypassable federally mandated congestion charge and the nonbypassable federally mandated congestion charge (NBFMCC) reconciliations.  PURA’s decision allowed for recovery of $7.7 million of the $11.3 million request included in UI’s filing for the reconciliation of certain revenues and expenses relating to the period from 2004 through 2013. This resulted in UI recording a pre-tax write-off of approximately $3.8 million during the fourth quarter of 2014, which amount included the disallowed portion of UI’s request as well as additional 2014 carrying charges.

Also on November 12, 2014, PURA issued a final decision in UI’s final Competitive Transition Assessment (CTA) reconciliation proceeding which extinguished all remaining CTA balances.  In addition, the final decision allowed for the application of an approximate $8.2 million remaining CTA regulatory liability, as well as an approximate $12.0 million regulatory liability related to the Connecticut Yankee Atomic Power Company litigation against the U.S. Department of Energy (DOE), against UI’s storm regulatory asset balance.  The final decision required that remaining regulatory liability balance be applied to the GSC “working capital allowance” and be returned to customers through the NBFMCC.

Because the two decisions noted above do not conform to ratemaking principles, UI filed appeals with the State of Connecticut Superior Court in December 2014 for both the GSC/NBFMCC and the CTA final decisions.  On February 3, 2015, PURA filed a motion to dismiss UI’s appeal of the CTA final decision.

Environmental Matters

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), subsequent owners of a former generation site on the Mill River in New Haven (English Station) that UI sold in 2000 filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable remediation estimate.  Management cannot presently assess the potential financial impact, if any, of the suits, and thus has not recorded a liability related to it and no amount of loss, if any, can be reasonably estimated at this time.

On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation of the matter began in the fourth quarter of 2013 and is on-going.  At this time, management cannot predict the financial impact on UI of the DEEP order or other matters relating to this site and no amount of loss, if any, can be reasonably estimated at this time.

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

Berkshire continues to charge the rates that were in effect at the end of the rate plan and currently anticipates that a base rate case would likely be filed in 2016, based on a calendar year 2015 test year, for rates to be effective in 2017.  Based on existing tracking mechanisms in place for gas and other costs, discussions with the DPU, and precedence set by other utility companies, Berkshire believes that regulatory assets are recoverable and regulatory liabilities are fairly stated.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval upon which PURA subsequently issued comments.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG engaged in settlement discussions regarding the appeal.  Settlement discussions have now terminated, and CNG has agreed to file a motion with PURA to extend the due date for CNG's response to PURA's comments on the private letter ruling request until June 24, 2015.

On March 2, 2015, CNG filed its initial decoupling adjustment which includes a $10.8 million credit to customers, which will be credited on customers’ bills during the period of April 1, 2015 through March 31, 2016.

On April 1, 2015, CNG filed its initial Distribution Integrity Management Program (DIMP) reconciliation filing, which reconciles actual revenue requirements related to CNG’s cast iron and bare steel replacement program. The proposed DIMP rate was approved by PURA for implementation as of May 1, 2015.

On June 14, 2013, CNG, SCG and Yankee Gas Services Company, an unrelated regulated gas distribution company, filed a comprehensive joint 10-year natural gas expansion plan (“Expansion Plan”) with PURA and DEEP.  The plan was in response to the gas expansion goals proposed in the Connecticut Governor’s Comprehensive Energy Strategy and Public Act 13-298.  The Expansion Plan included a set of recommendations designed to help meet the statewide

Index
goal of adding approximately 280,000 new customers, including providing more flexibility to minimize a new customer’s contribution to the cost to serve them, providing tools to help fund natural gas conversion costs, establishing a process to extend natural gas service for interested customers who are further away from the main gas line, and  allowing utilities to secure additional pipeline capacity coming into Connecticut.  PURA issued its final Decision on November 22, 2013 approving new System Expansion (SE) rates exclusively for new on and off-main customers commencing service on or after January 1, 2014.  These rates include a 10% premium distribution component for on-main customers and a 30% premium for off-main customers.  The SE rates are complemented by new business rules that extend the gas companies’ financial hurdle rate model from a 20-year to a 25-year time horizon, which will reduce the customer’s contributions to any construction costs, and allow the grouping of customers to help reduce or eliminate new customer contributions to system expansion.  A separate new business reconciliation mechanism was also approved that reconciles the actual new business revenue requirements each year with the revenues received from the new business customers.   As a result of the reconciliation, any shortfall or surplus in revenues will be charged or credited to existing firm customers.  This ensures the timely recovery of new business capital investments and any associated expenses.

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

SCG, CNG, Yankee Gas Services Company, the OCC and the Bureau of Energy & Technology Policy entered into a settlement agreement on these issues which was approved by PURA on January 14, 2015.  The settlement agreement specifically states how non-firm margin credits are to be allocated between existing customers and proposed gas expansion projects, streamlines reporting requirements for gas expansion projects, and among other issues, defines the methodology to be used for aggregating potential gas customers into possible gas expansion projects.

On March 20, 2015, SCG and CNG filed their initial SE rate reconciliation for 2014. The proposed SE rate was approved by PURA for implementation as of April 1, 2015, pending final PURA approval following a contested hearing.

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” we apply fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of March 31, 2015, the assets accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 51.3% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

Contracts for Differences

Pursuant to Connecticut’s 2005 Energy Independence Act, PURA solicited bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between the selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, PURA required that UI and CL&P execute long-term contracts with the selected resources.  In August 2007, PURA approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  UI executed two of the contracts and CL&P executed the other two contracts.  The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

The determination of fair value of the CfDs is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and adjusted for non-performance risk using credit default swap rates.  Certain management assumptions are required, including development of pricing that extended over the term of the contracts.

Index
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

PURA has determined that costs associated with the CfDs are fully recoverable through electric rates.  As a result, there is no impact on our net income, because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.  During the first quarter of 2015, the fluctuations in the fair value of the CfDs were due to fluctuations in forward prices for capacity and reserves as a result of ISO New England market rule changes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, UIL Holdings had $80.1 million of unrestricted cash and temporary cash investments.  This represents a decrease of $35.5 million from the corresponding balance at December 31, 2014.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2014	$115.6

Net cash provided by operating activities	77.3

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(70.6)
Deposits in NEEWS	(1.5)
Cash distributions from GenConn	2.6
Restricted cash (1)	0.1
(69.4)

Net cash provided by (used in) financing activities:
Line of credit borrowings (repayments), net	(19.0)
Dividend payments	(24.4)
(43.4)

Net change in cash	(35.5)

Unrestricted cash and temporary cash investments, March 31, 2015	$80.1

  (1) As of March 31, 2015, we had $0.9 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $77.3 million in the first three months of 2015, compared with $156.3 million in the first three months of 2014.  The decrease in operating cash flows is related primarily to changes in cash flows from other regulatory activity and accounts payable.  The decrease in changes in other regulatory activity is primarily related to the net activity of the “working capital allowance” of the GSC due to timing differences driven by increased costs to procure power and increases in sales volume.  The decrease in cash flows from changes in accounts payable is primarily related to increases in payments in the first quarter of 2015 as compared to the first quarter of 2014 as a result of the January 1, 2014 effective date of the implementation of an enterprise resource planning system.

Cash capital expenditures totaled $70.6 million in the first three months of 2015, compared with $64.7 million in the first three months of 2014.  The increase is primarily attributable to increases in renewable projects as well as programs relating to gas distribution system replacement and expansion of the gas distribution system due to customer growth.

Index
UI received distributions of $5.4 million from GenConn in the first three months of 2015 and 2014.

UIL Holdings paid common dividends of $24.4 million in the first three months of 2015 and in the first three months of 2014.

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

As of March 31, 2015, there were $70 million borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2015 and January 31, 2016.  Available credit under the UIL Holdings Credit Facility at March 31, 2015 totaled $325.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

UIL Holdings filed a shelf registration statement with the Securities and Exchange Commission (SEC) in March 2015 under which we may, from time to time, sell debt, equity or other securities in one or more transactions.

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

Index
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

Uses of Funds

In April 2015, we made pension contributions of $5 million.  Additional contributions during the remainder of 2015 are expected to aggregate $10 million.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of March 31, 2015.

2015 Capital Resource and Expenditure Projections

There have been no material changes in UIL Holdings’ 2015 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2015 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014 are those that depend most heavily on these judgments and estimates.  As of March 31, 2015, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of March 31, 2015, we had certain immaterial guarantees outstanding for which no liability has been recorded in the Consolidated Financial Statements.

Index
NEW ACCOUNTING STANDARDS

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014, that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, we provide narrative and tabular presentations showing a comparison of our net income and earnings per share (EPS) for the three-month periods ended March 31, 2015 and 2014, along with reconciliations for certain non-GAAP measures.  The presentations include EPS for each of our lines of business as well as Net Income and EPS excluding the impact of certain nonrecurring items and the impact of such items on EPS.  Such EPS amounts are calculated by dividing the income of each line of business, as well as the amount of certain nonrecurring items by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  We believe this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

First Quarter 2015 vs. First Quarter 2014

UIL Holdings’ net income was $57.6 million, or $1.01 per share, for the first quarter of 2015, an increase of $2.1 million, or $0.03 per share, compared to the first quarter of 2014.  UIL Holdings’ net income excluding nonrecurring items was $63.8 million, or $1.12 per share, an increase of $1.4 million, or $0.02 per share, compared to the first quarter of 2014.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first quarter of 2015 and the first quarter of 2014.

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	2015 More (Less) than 2014

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$20.0	$22.6	$(2.6)
FERC ROE reserves	(2.2)	-	(2.2)
Total Electric Distribution and Transmission	17.8	22.6	(4.8)
Gas Distribution	41.2	39.0	2.2
Non-Utility excluding merger and acquisition-related expenses	2.6	0.8	1.8
Net Income attributable to UIL Holdings excluding merger and acquisition-related expenses	61.6	62.4	(0.8)
Non-Utility merger and acquisition-related expenses	(4.0)	(6.9)	2.9
Net Income attributable to UIL Holdings	$57.6	$55.5	$2.1

EPS
Electric Distribution and Transmission	$0.35	$0.40	$(0.05)
FERC ROE reserves	(0.04)	-	(0.04)
Total Electric Distribution and Transmission	0.31	0.40	(0.09)
Gas Distribution	0.72	0.69	0.03
Non-Utility excluding merger and acquisition-related expenses	0.05	0.01	0.04
Net Income attributable to UIL Holdings excluding merger and acquisition-related expenses	1.08	1.10	(0.02)
Non-Utility merger and acquisition-related expenses	(0.07)	(0.12)	0.05
Net Income attributable to UIL Holdings	$1.01	$0.98	$0.03

Total EPS - Diluted	$1.01	$0.97	$0.04

EPS - Basic - Excluding impact of nonrecurring items (1)	$1.12	$1.10	$0.02
EPS - Diluted - Excluding impact of nonrecurring items (1)	$1.12	$1.09	$0.03

(1)	Nonrecurring items include FERC ROE reserves and non-utility merger and acquisition related expenses.

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $46.0 million, from $204.0 million in the first quarter of 2014 to $250.0 million in the first quarter of 2015.  Retail revenue increased by $44.2 million, which was primarily attributable to

Index
increases in sales volume in the first quarter of 2015 compared to the first quarter of 2014.  Retail sales increased by 5 million kWh, from 1,366 million kWh in the first quarter of 2014, to 1,371 million kWh in the first quarter of 2015.  Retail sales normalized for the weather impact decreased by 12 million kWh, from 1,338 million kWh in the first quarter of 2014, to 1,326 million kWh in the first quarter of 2015.  Other revenues increased by $1.8 million, which was primarily attributable to the net activity of the “working capital allowance” of the GSC due to timing differences as well as higher transmission revenue requirements, as required to achieve the authorized return, partially offset by the distribution revenue decoupling adjustment, none of which directly impact net income.

Purchased power expense increased by $44.0 million, from $53.1 million in the first quarter of 2014 to $97.1 million in the first quarter of 2015.  The increase was primarily attributable to increased costs of procured power as well as increases in sales volume.  UI procures electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expense increased by $4.4 million, from $56.4 million in the first quarter of 2014 to $60.8 million in the first quarter of 2015.  The increase was primarily attributable to increases in payroll and employee benefits expense as well as outside services expense.

UI’s transmission wholesale expenses decreased by $1.2 million, from $20.9 million in the first quarter of 2014 to $19.7 million in the first quarter of 2015.  The decrease was primarily attributable to lower regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

UI’s depreciation and amortization expense increased by $2.0 million, from $16.3 million in the first quarter of 2014 to $18.3 million in the first quarter of 2015.  The increase was primarily attributable to increased depreciation expense due to increases in plant and equipment.

UI’s taxes other than income taxes increased $2.2 million, from $21.2 million in the first quarter of 2014 to $23.4 million in the first quarter of 2015.  The increase is primarily related to increased property taxes resulting from increased plant and equipment as well as increased gross receipts taxes resulting from increased operating revenues.

UI’s income tax expense decreased $2.3 million, from $10.0 million in the first quarter of 2014 to $7.7 million in the first quarter of 2015.  The decrease was primarily attributable to lower pre-tax income.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $11.3 million in the first quarter of 2015, a decrease of $2.6 million, compared to the first quarter of 2014.  The decrease was primarily attributable to increases in O&M expense, depreciation and amortization and taxes other than income taxes.

Transmission

The transmission business had total net income of $6.5 million in the first quarter of 2015, a decrease of $2.2 million, compared to the first quarter of 2014.  The decrease was primarily attributable to a $3.4 million pre-tax reserve recorded in the first quarter of 2015 related to a FERC ROE claim.

Gas Distribution

The Gas Companies’ operating revenue decreased by $33.1 million, from $367.2 million in the first quarter of 2014 to $334.1 million in the first quarter of 2015.  The decrease was primarily attributable to lower purchased gas rates and lower revenues associated with non-firm customers due to lower volume partially offset by higher sales volume due to colder weather and increased customer growth.  The decrease in non-firm customer revenues is largely offset by lower

Index
purchased gas expense.  Retail sales increased by 1.9 million mcf, from 38.1 million mcf in the first quarter of 2014, to 40 million mcf in the first quarter of 2015.  The increase in sales volume resulted from the impact of colder weather and increased customer growth in the first quarter of 2015 compared to the first quarter of 2014.  Temperatures were colder in the first quarter of 2015 compared to the first quarter of 2014 which resulted in a 5.6% increase in heating degree days and a $6.7 million increase, pre-tax, in gross margin in the first quarter of 2015.  The customer growth in the first quarter of 2015 compared to the first quarter of 2014 resulted in a $2.0 million increase, pre-tax, in gross margin in the first quarter of 2015 compared to the first quarter of 2014.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $39.2 million, from $214.9 million in the first quarter of 2014 to $175.7 million in the first quarter of 2015.  The decrease was primarily attributable to lower purchased gas rates and lower gas costs associated with non-firm customers as discussed above partially offset by higher sales volume due to colder weather, and increased customer growth. Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $6.1 million, from $39.7 million in the first quarter of 2014 to $45.8 million in the first quarter of 2015.  The increase was primarily attributable to increases in conservation expense, corporate capital charges, outside services expense and payroll expense partially offset by lower uncollectible expense.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ other income and deductions increased by $1.4 million, from $1.0 million of other deductions in the first quarter of 2014 to $0.4 million of other income in the first quarter of 2015.  The increase was primarily attributable to the absence in the first quarter of 2015 of weather insurance losses recorded in the first quarter of 2014.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $1.4 million, or $0.02 per share, compared to net after-tax costs of $6.2 million, or $0.11 per share, in the first quarter of 2014.  The increase in net income and decrease in costs was primarily due to decreased after-tax merger and acquisition-related expenses in the first quarter of 2015 compared to the first quarter of 2014 as well as increased corporate capital charges.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks identified and items previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we face additional market risks in connection with the Acquisition and our ability to obtain permanent financing on terms acceptable to us.  When accessing the debt and equity capital markets, we face risks such as insufficient market capacity to raise amounts expected, issuance at higher than expected interest rates, decline in stock price after issuance, and earnings per share dilution.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  As of March 31, 2015, our Chief

Index
Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and provide reasonable assurance that the disclosure controls and procedures accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

UIL Holdings Shareholder Litigation—Proposed UIL Holdings and Iberdrola USA merger.   Following the February 25, 2015 announcement that UIL Holdings had entered into a definitive agreement to combine with a subsidiary of Iberdrola USA, five shareholder putative class action lawsuits were filed in Connecticut Superior Court, beginning on February 27, 2015, against UIL Holdings, its directors, Iberdrola USA and merger sub, alleging breach of fiduciary duties in connection with the proposed transaction.  The complaints generally and collectively assert that defendants failed to maximize the value of UIL Holdings, and seek to enjoin the proposed transaction as well as unspecified damages, costs and fees.  Service has been accepted by UIL Holdings and its directors in all pending cases.  Insofar as the allegations in these lawsuits can be analyzed by us at this early stage, we believe the claims are without merit and intend to defend the actions vigorously.

Item 1A. Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There have been no material changes to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 19,320 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	11,910	$44.31	None	None
February 1-28	3,160	$42.53	None	None
March 1-31	4,250	$50.02	None	None
Total	19,320	$45.28	None	None

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on April 30, 2105, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three-month periods ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	4/30/15	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer