Form 10-Q
period 2015-06-30
UIL HOLDINGS CORP
filed 2015-08-05
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Yes ☐          No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of July 31, 2015 was 56,629,082.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating Revenues	$312,007	$334,794	$896,060	$905,956

Operating Expenses
Operation
Purchased power	36,715	32,679	133,817	85,809
Natural gas purchased	40,101	76,557	214,621	291,482
Operation and maintenance	103,004	102,700	204,351	195,577
Transmission wholesale	17,988	19,064	37,697	39,975
Depreciation and amortization (Note F)	39,380	36,512	82,664	76,830
Taxes - other than income taxes (Note F)	31,834	30,541	73,149	70,077
Merger and acquisition-related expenses (Note A)	93	469	6,795	5,520
Total Operating Expenses	269,115	298,522	753,094	765,270
Operating Income	42,892	$36,272	142,966	140,686

Other Income and (Deductions), net
Acquisition-related bridge facility fees (Note A)	-	(7,926)	-	(14,339)
Other income and (deductions) (Note F)	4,294	4,624	8,662	8,486
Total Other Income and (Deductions), net	4,294	(3,302)	8,662	(5,853)

Interest Charges, net
Interest on long-term debt	22,217	22,448	44,442	44,900
Other interest, net (Note F)	1,404	392	2,636	567
	23,621	22,840	47,078	45,467
Amortization of debt expense and redemption premiums	609	607	1,216	1,214
Total Interest Charges, net	24,230	23,447	48,294	46,681

Income from Equity Investments	3,940	3,520	6,876	6,906

Income Before Income Taxes	26,896	13,043	110,210	95,058

Income Taxes (Note E)	11,050	3,740	36,755	30,290

Net Income	15,846	9,303	73,455	64,768
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	7	(40)	14	(27)

Net Income attributable to UIL Holdings	$15,839	$9,343	$73,441	$64,795

Average Number of Common Shares Outstanding - Basic	56,950	56,842	56,918	56,814
Average Number of Common Shares Outstanding - Diluted	57,241	57,102	57,229	57,079

Earnings Per Share of Common Stock - Basic (Note A)	$0.28	$0.16	$1.29	$1.14

Earnings Per Share of Common Stock - Diluted (Note A)	$0.28	$0.16	$1.28	$1.13

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

Net Income	$15,846	$9,303	$73,455	$64,768
Other Comprehensive Income (Loss), net of income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	(57)	170	216	231
Other	(8)	(4)	(1)	8
Total Other Comprehensive Income (Loss), net of income taxes	(65)	166	215	239
Comprehensive Income	15,781	9,469	73,670	65,007
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	7	(40)	14	(27)
Comprehensive Income Attributable to UIL Holdings	$15,774	$9,509	$73,656	$65,034

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
Current Assets
Unrestricted cash and temporary cash investments	$179,133	$115,579
Restricted cash	1,161	1,051
Accounts receivable less allowance of $9,257 and $8,881, respectively	217,740	232,887
Unbilled revenues	63,453	95,816
Current regulatory assets (Note A)	102,987	92,764
Natural gas in storage, at average cost	47,328	86,428
Refundable taxes	17,413	15,211
Current portion of derivative assets (Note A)	9,934	6,849
Prepayments	14,389	10,696
Other	12,567	12,815
Total Current Assets	666,105	670,096

Other investments
Equity investment in GenConn (Note A)	112,910	114,195
Other	27,348	25,777
Total Other investments	140,258	139,972

Net Property, Plant and Equipment (Note A)	3,407,309	3,292,690

Regulatory Assets (Note A)	681,091	687,198

Deferred Charges and Other Assets
Unamortized debt issuance expenses	12,953	13,571
Other long-term receivable	1,487	1,490
Derivative assets (Note A)	22,887	20,421
Goodwill	266,205	266,205
Other	2,867	20,292
Total Deferred Charges and Other Assets	306,399	321,979

Total Assets	$5,201,162	$5,111,935

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
Current Liabilities
Line of credit borrowings	$80,000	$89,000
Current portion of long-term debt	6,528	6,526
Accounts payable	145,543	217,700
Dividends payable	24,464	24,428
Accrued liabilities	63,318	71,182
Current regulatory liabilities (Note A)	44,242	17,026
Taxes accrued	18,323	20,184
Interest accrued	21,656	22,437
Deferred income taxes	16,691	3,767
Current portion of derivative liabilities (Note A)	27,513	23,308
Total Current Liabilities	448,278	495,558

Deferred Income Taxes	608,290	585,335

Regulatory Liabilities (Note A)	509,758	491,896

Other Noncurrent Liabilities
Pension accrued	264,540	265,009
Other post-retirement benefits accrued	86,940	85,777
Derivative liabilities (Note A)	79,643	61,766
Other	47,649	46,924
Total Other Noncurrent Liabilities	478,772	459,476

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premiun	1,758,987	1,711,349

Preferred Stock, not subject to mandatory redemption	119	119

Common Stock Equity
Common stock	1,153,569	1,149,985
Paid-in capital	22,023	21,587
Retained earnings	221,428	196,907
Accumulated other comprehensive income (loss)	(62)	(277)
Net Common Stock Equity	1,396,958	1,368,202

Total Capitalization	3,156,064	3,079,670

Total Liabilities and Capitalization	$5,201,162	$5,111,935

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$73,455	$64,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,880	78,044
Deferred income taxes	35,515	28,053
Allowance for funds used during construction (AFUDC) - equity	(4,109)	(4,920)
Stock-based compensation expense (Note A)	5,377	3,564
Pension expense	18,516	15,672
Undistributed (earnings) losses in equity investments	(6,877)	(6,907)
Regulatory activity, net	31,944	75,925
Other non-cash items, net	(2,032)	2,637
Changes in:
Accounts receivable, net	15,826	9,230
Unbilled revenues	32,363	37,676
Natural gas in storage	39,100	21,522
Prepayments	(3,693)	3,759
Cash distribution from GenConn	5,578	6,662
Accounts payable	(62,663)	(32,892)
Interest accrued	(781)	262
Taxes accrued/refundable, net	(4,063)	(7,056)
Accrued liabilities	(9,931)	(8,510)
Accrued pension	(16,129)	(21,476)
Accrued other post-employment benefits	(1,693)	4,727
Other assets	(1,253)	3,104
Other liabilities	1,082	6,915
Total Adjustments	155,957	215,991
Net Cash provided by Operating Activities	229,412	280,759

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(159,169)	(125,541)
Cash distributions from GenConn	2,581	2,134
Changes in restricted cash	(110)	(8)
Deposits in New England East West Solution (NEEWS) (Note C)	(1,451)	(1,749)
Net Cash used in Investing Activities	(158,149)	(125,164)

Cash Flows from Financing Activities
Issuance of long-term debt	50,000	-
Line of credit borrowings (repayments), net	(9,000)	-
Payment of common stock dividend	(48,884)	(48,853)
Other	175	(282)
Net Cash used in Financing Activities	(7,709)	(49,135)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	63,554	106,460
Balance at beginning of period	115,579	69,153
Balance at end of period	179,133	175,613

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$26,853	$17,188
Plant expenditures funded by deposits in NEEWS	$(20,012)	$-
Deposits in New England East West Solution (NEEWS)	$20,012	$-

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

Basis of Presentation

The financial statements of UIL Holdings are prepared on a consolidated basis and therefore include the accounts of UIL Holdings’ majority-owned subsidiaries noted above.  Intercompany accounts and transactions have been eliminated in consolidation.  The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  We believe that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in our opinion, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2015.

Proposed Merger with Iberdrola USA

On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement (the Agreement) with Iberdrola USA and its wholly-owned subsidiary, Green Merger Sub, Inc. (merger sub) under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation (the merger).  Merger sub will change its name to UIL Holdings Corporation and remain a direct or indirect wholly-owned subsidiary of Iberdrola USA.  Iberdrola USA will then become a newly listed U.S. publicly-traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings will be converted into the right to receive one validly issued share of common stock of the newly listed company plus $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.  The merger remains subject to certain closing conditions, including the approval of the shareowners of UIL Holdings and regulatory approvals from the Connecticut Public Utilities Regulatory Authority (PURA) and the Massachusetts Department of Public Utilities (DPU). Iberdrola USA and UIL Holdings made the required filings at the PURA and the DPU seeking approval of the change in control on March 25, 2015.  On July 7, 2015, in response to the issuance of a draft decision issued by PURA, UIL Holdings and Iberdrola USA filed a letter with PURA withdrawing their pending application and on July 31, 2015, filed a new application for approval of the change in control.

The new application includes commitments and identifies public interest benefits to meet the statutory requirements in Connecticut for approval of a change in control.  The commitments include rate credits to customers (approximately $20 million), a distribution rate freeze to 2018 for SCG and CNG, and to 2017 for UI, commitments to contribute to a

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

clean energy fund and disaster relief (together, approximately $7 million), accelerated capital investment in electric distribution system resiliency and gas distribution system replacement of cast iron and bare steel (delayed recovery in rates resulting in nearly $7 million), agreement to negotiate a consent order with DEEP to remediate the English Station site in New Haven, Connecticut, formerly owned by UI (DEEP informed UIL Holdings that it estimated the cost of the remediation to be approximately $30 million).  In addition, in the new application the companies commit to no change in the day-to-day management and operation of UIL Holdings’ three Connecticut utilities, to hiring 150 employees or contractors within the State of Connecticut over the next three years, to maintain UI’s high service reliability and CNG and SCG’s high levels of gas leak response, and to improve certain customer service metrics over the next three years.

The new application also proposes comprehensive “ring fencing” provisions to protect the Connecticut utilities from involuntary bankruptcy associated with potential future adverse changes in financial circumstances of Iberdrola affiliates.  These provisions include the creation of a special purpose entity with at least one independent director, dividend limitations on the Connecticut utilities where the investment grade credit rating is in jeopardy or if a minimum common equity ratio is not maintained, commitments to maintain separate books and records and a prohibition on commingling of funds.

The proceedings at the DPU remain pending.  All other regulatory approvals have been received.   We received approval from the Federal Communications Commission (FCC) on May 22, 2015 and from the Federal Energy Regulatory Commission (FERC) on June 2, 2015.  In addition we received clearance from the Committee on Foreign Investments in the United States (CFIUS) on June 16, 2015 and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act) expired on April 7, 2015.

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

For the three and six months ended June 30, 2015, UIL Holdings incurred pre-tax merger-related expenses of approximately $0.1 million and $6.8 million, respectively, which represented legal, investment banking, and other merger-related costs.

Further information concerning the proposed merger is included in a proxy statement/prospectus contained in a registration statement on Form S-4 filed by Iberdrola USA with the SEC on July 17, 2015 in connection with the proposed merger.

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

For the three and six month periods ended June 30, 2014, UIL Holdings incurred pre-tax acquisition-related expenses of approximately $8.4 million and $19.9 million, respectively, $0.5 million and 5.5 million, respectively, of which represented legal, investment banking, and due diligence costs that are included in operating expenses and $7.9 million and $14.3 million, respectively, of which is a fee associated with a Bridge Term Loan Agreement that is included in other income and (deductions) in the Consolidated Statement of Income.

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of June 30, 2015, UI has recorded a gross derivative asset of $32.8 million ($1.5 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $75.2 million, a gross derivative liability of $107.2 million ($68.0 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.9 million.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The gross derivative assets and liabilities as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Gross derivative assets:
Current Assets	$9,934	$6,849
Deferred Charges and Other Assets	$22,887	$20,421

Gross derivative liabilities:
Current Liabilities	$27,513	$23,308
Noncurrent Liabilities	$79,643	$61,766

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three- and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$(2,812)	$(10,397)	$10,957	$(82,017)

Regulatory Liabilities - Derivative assets	$6,173	$(8,751)	$7,371	$(11,693)

The fluctuations in the balances of the derivatives as well as the related unrealized gains in the three- and six-month periods ended June 30, 2015 compared to the three- and six-month periods ended June 30, 2014 are primarily due to fluctuations in forward prices for capacity and reserves.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$15,839	$9,343	$73,441	$64,795
Less: Net income allocated to unvested units	8	6	39	38
Net income attributable to common shareholders	$15,831	$9,337	$73,402	$64,757

Denominator:
Basic average number of shares outstanding	56,950	56,842	56,918	56,814
Effect of dilutive securities (1)	291	260	311	265
Diluted average number of shares outstanding	57,241	57,102	57,229	57,079

Earnings per share:
Basic	$0.28	$0.16	$1.29	$1.14
Diluted	$0.28	$0.16	$1.28	$1.13

(1)	Includes unvested restricted stock and performance shares.

Equity Investments

UI is party to a 50-50 joint venture with the NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $112.9 million and $114.2 million as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015, there was $1.3 million of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $3.9 million and $3.5 million for the three-month periods ending June 30, 2015 and 2014, respectively.  UI’s pre-tax income from its equity investment in GenConn for each of the six-month periods ending June 30, 2015 and 2014 was $6.9 million.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $2.7 million and $3.4 million in the three-month periods ending June 30, 2015 and 2014, respectively.  UI received cash distributions from GenConn of $8.1 million and $8.8 million in the six-month periods ending June 30, 2015, respectively and 2014.

On July 24, 2015, UIL Holdings announced its participation in Tennessee Gas Pipeline Company LLC’s (TGP) proposed Northeast Energy Direct project (NED pipeline), a new, “market path”  natural gas pipeline segment of approximately 188 miles from Wright, New York, to Dracut, Massachusetts, through its acquisition of a 2.5% equity interest in Northeast Expansion LLC, a joint venture between Kinder Morgan, Inc., through its affiliate Kinder Morgan Operating Limited Partnership “A” (Kinder Morgan “A”), and Liberty Utilities (Pipeline & Transmission) Corp, which will construct and own the NED pipeline.  This 2.5% equity interest, which UIL Holdings acquired for approximately $1.2 million, commits UIL Holdings to an initial capital investment opportunity that is expected to total up to approximately $80 million, depending on the final pipeline configuration and design capacity.  Pursuant to an option agreement with Kinder Morgan “A”, UIL Holdings also has the option to acquire up to an additional 12.5% of equity interests in Northeast Expansion LLC under certain limited circumstances, including if certain additional firm transportation agreements for service on the NED pipeline are entered into or if TGP does not sell additional volume on

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

the NED pipeline.   Any increase in equity ownership would increase UIL Holdings’ investment commitment proportionately.  In addition, as a condition to making this investment, UIL Holdings entered into a 20-year Precedent Agreement with TGP for pipeline capacity of 70,000 Dekatherms/day on the NED pipeline, which capacity commitment, under the terms of the Precedent Agreement, would be reduced in the event that TGP enters into additional precedent agreements with third parties for capacity on the NED pipeline.

Regulatory Accounting

Unless otherwise stated below, all of our regulatory assets earn a return.  Our regulatory assets and liabilities as of June 30, 2015 and December 31, 2014 included the following:

	Remaining Period	June 30, 2015	December 31, 2014
		(In Thousands)
Regulatory Assets:
Unamortized redemption costs	7 to 19 years	$10,098	$10,499
Pension and other post-retirement benefit plans	(a)	398,732	402,700
Environmental remediation costs	7 years	14,364	13,197
Hardship programs	(b)	19,055	24,744
Debt premium	2 to 23 years	24,962	27,498
Income taxes due principally to book-tax differences	(c)	165,726	164,466
Unfunded future income taxes	(d)	16,734	14,859
Contracts for differences	(e)	75,233	64,276
Deferred transmission expense	(f)	23,914	17,387
Other	(g)	35,260	40,336
Total regulatory assets		784,078	779,962
Less current portion of regulatory assets		102,987	92,764
Regulatory Assets, Net		$681,091	$687,198

Regulatory Liabilities:
Accumulated deferred investment tax credits	29 years	$7,282	$4,319
Excess generation service charge	(h)	39,350	28,692
Middletown/Norwalk local transmission network service collections	35 years	20,542	20,828
Pension and other post-retirement benefit plans	(a)	10,851	9,536
Asset retirement obligation	(i)	7,155	7,248
Low income programs	(j)	29,064	19,065
Asset removal costs	(i)	342,346	336,028
Unfunded future income taxes	(d)	26,812	26,318
Contracts for differences	(e)	899	6,472
Deferred purchased gas	(k)	16,757	4,736
Non-firm margin sharing credits	9 years	15,181	8,933
Other	(g)	37,761	36,747
Total regulatory liabilities		554,000	508,922
Less current portion of regulatory liabilities		44,242	17,026
Regulatory Liabilities, Net		$509,758	$491,896

(a)	Life is dependent upon timing of final pension plan distribution; balance, which is fully offset by a corresponding asset/liability, is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits." See Note (G) “Pension and Other Benefits” for additional information.
(b)	Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(c)	Amortization period and/or balance vary depending on the nature and/or remaining life of the underlying assets/liabilities.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(d)	The balance will be extinguished when the asset, which is fully offset by a corresponding liability, or liability has been realized or settled, respectively.
(e)	Asset life is equal to delivery term of related contracts (which vary from approximately 5 - 12 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K); amount, which does not earn a return, is fully offset by corresponding derivative asset/liability. See “-Contracts for Differences” discussion above for additional information.
(f)	Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(g)	Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes certain amounts that are not currently earning a return; asset amount includes decoupling of $2.6 million; liability amount includes decoupling of $16.5 million.
(h)	Regulatory asset or liability which defers generation-related and nonbypassable federally mandated congestion costs or revenues for future recovery from or return to customers. Amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.
(i)	The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(j)	Various hardship and payment plan programs approved for recovery.
(k)	Deferred purchased gas costs balances at the end of the rate year are normally recorded/returned in the next year.

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

In May 2015, UIL Holdings granted a total of 18,801 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant, which approximates fair value, was $48.37 per share.  Such shares vest in May 2016.

Total stock-based compensation expense for the three-month periods ended June 30, 2015 and 2014 was $1.7 million and $1.1 million, respectively.  Total stock-based compensation expense for the six-month periods ended June 30, 2015 and 2014 $5.4 million and $3.6 million, respectively.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

New Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, “Inventory – Simplifying the Measurement of Inventory” which requires inventory that is measured using first-in, first-out or average cost methods to be measured using the lower of cost and net realizable value.  ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  This is not expected to be material to UIL Holdings’ consolidated financial statements.

In July 2015, the FASB voted to defer by one year the effective date of ASU 2014-09 which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  A final Accounting Standards Update will be issued that reflects the revised effective date.  We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 and is to be applied retrospectively.  The effect that adopting this new accounting guidance will have on our consolidated financial statements will be reductions in both Deferred Charges and Other Assets and Long-term debt on the consolidated balance sheet.  This effect is not expected to be material to UIL Holdings’ consolidated financial statements.

(B)	CAPITALIZATION

Common Stock

UIL Holdings had 56,629,082 shares of its common stock, no par value, outstanding at June 30, 2015.

Long-term Debt

On June 29, 2015 (the “execution date”), UI entered into a Note Purchase Agreement with a group of institutional accredited investors providing for the sale to such investors of UI’s 4.61% Senior Notes, Series G, due June 29, 2045, in the principal amount of $50 million which was issued on the execution date.  UI used the net proceeds from this long-term debt issuance to re-pay $27.5 million of pollution control refunding revenue bonds which were subject to mandatory purchase on July 1, 2015 and plans on using the remaining funds for general corporate purposes or other purposes described in its application to PURA for approval of the issuance of debt and as approved by PURA.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(C)	REGULATORY PROCEEDINGS

Proposed Merger with Iberdrola USA

As discussed in Note A “Organization and Statement of Accounting Policies”, on February 25, 2015 we announced that UIL Holdings had entered into a the Agreement with Iberdrola USA and merger sub under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation.  The merger remains subject to certain closing conditions, including the approval of the shareowners of UIL Holdings and regulatory approval from PURA and the DPU.   Iberdrola USA and UIL Holdings made the required filings at the PURA and the DPU seeking approval of the change in control on March 25, 2015.  On July 7, 2015, in response to the issuance of a draft decision issued by PURA, UIL Holdings and Iberdrola USA filed a letter with PURA withdrawing their pending application and on July 31, 2015 filed a new application for approval of the change in control. The proceedings at the DPU remain pending.  All other regulatory approvals have been received.  We received approval from the FCC on May 22, 2015 and from the FERC on June 2, 2015, we received clearance from CFIUS on June 16, 2015 and the applicable waiting period under the HSR Act expired on April 7, 2015.

Electric Distribution and Transmission
Rates

Utilities are entitled by Connecticut statutes to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

UI’s allowed distribution return on equity established by PURA is 9.15%.  UI is required to return to customers 50% of any distribution earnings over the allowed ROE in a calendar year by means of an earnings sharing mechanism.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for all of 2015 and for 50% of its standard service load for the first half of 2016.  Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of June 30, 2015, UI would have had to post an aggregate of approximately $10.9 million in collateral.  UI would have been and remains able to provide that collateral.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

complaint was dismissed in December 2014.  On January 2, 2015 Allco filed an appeal with the United States Court of Appeals for the Second Circuit.

Transmission

PURA decisions do not affect the revenue requirements determination for UI’s transmission business, including the applicable return on equity (ROE), which is within the jurisdiction of the FERC.  For 2015, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 11.3% to 11.4%.  This includes the impact of the FERC orders issued in 2014 and 2015, and excludes any impacts of the reserve adjustment, both of which are discussed below.

Beginning in 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Council (OCC), jointly filed three separate complaints with the FERC against ISO-NE and several New England transmission owners, including UI.  In the first complaint, filed in September 2011, the complainants claimed that the then current approved base ROE of 11.14% used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners was not just and reasonable and sought a reduction of the base ROE and a refund to customers for a refund period of October 1, 2011 through December 31, 2012.  In 2012 and 2014, respectively, the complainants filed claims with the FERC similarly challenging the base ROE and seeking refunds for the 15-month periods beginning December 27, 2012 and July 31, 2014, respectively.  The complainants in the third complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  The FERC issued an order consolidating the second and third complaints and establishing hearing procedures.  The New England transmission owners petitioned FERC for a rehearing, which was denied in May 2015.  Hearings were held in June 2015 on the second and third complaints before a FERC Administrative Law Judge, relating to the refund periods and going forward.  On July 29, 2015, post-hearing briefs were filed by parties. An initial decision by the Administrative Law Judge is expected by December 31, 2015.  On July 13, 2015, the New England transmission owners filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for the second and third complaints with the U.S. Court of Appeals.

In 2014, the FERC determined that the base ROE should be set at 10.57% for the first complaint refund period and that a utility's total or maximum ROE should not exceed 11.74%.  The FERC ordered the New England transmission owners to provide refunds to customers for the first complaint refund period and set the new base ROE of 10.57% prospectively from October 16, 2014.

On March 3, 2015, the FERC issued an Order on Rehearing in the first complaint (the March Order) denying all rehearing requests from the complainants and the New England transmission owners.  On April 30, 2015, the New England transmission owners filed a petition for review of the FERC’s decisions on the first complaint with the U.S. Court of Appeals for the D.C. Circuit.  On May 1, 2015, two additional petitions for review of those FERC decisions were also filed at the D.C. Circuit by the complainants and by several customers.  The appeals of the FERC’s decisions on the first complaint have been consolidated and are currently pending before the D.C. Circuit.  UI recorded additional pre-tax reserves of $3.2 million in the first six months of 2015 relating to the third complaint and the March Order.  As of June 30, 2015, net pre-tax reserves relating to refunds and potential refunds to customers under all three claims were approximately $7 million and cumulative pre-tax reserves were approximately $11.4 million, of which $4.4 million has already been refunded to customers.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (doing business as Eversource Energy), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in the fourth quarter 2015 and (3) the Central Connecticut Reliability Project, which was reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP is approximately $45 million.  In February 2015, ISO-NE issued its final GHCC transmission solutions report and, in March 2015, approved the proposed plan applications.  UI and Eversource continue to evaluate the approved projects to determine the impact on UI’s aggregate investment in NEEWS.

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

As of June 30, 2015, UI had made aggregate deposits of $45 million under the Agreement since its inception, with assets associated with the GSRP valued at approximately $24.6 million and assets associated with the IRP valued at approximately $20 million having been transferred to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.5 million and $0.4 million in the three‑month periods ended June 30, 2015 and 2014, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.1 million and $0.7 million in the six‑month periods ended June 30, 2015 and 2014, respectively.

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

Because the two decisions noted above, among other things, fail to apply rate making principles on a consistent basis, UI filed appeals with the State of Connecticut Superior Court in December 2014 for both the GSC/NBFMCC and the CTA final decisions.  On February 3, 2015, PURA filed a motion to dismiss UI’s appeal of the CTA final decision.  On June 17, 2015, the Superior Court denied PURA’s motion to dismiss the CTA appeal.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval upon which PURA subsequently issued comments.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG engaged in settlement discussions regarding the appeal.  Settlement discussions have now terminated.  CNG has filed a motion with PURA to extend the due date for CNG’s response to PURA’s comments on the private letter ruling to September 24, 2015.

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

(D)	SHORT‑TERM CREDIT ARRANGEMENTS

As of June 30, 2015, there was $80 million in borrowings outstanding under the existing revolving credit agreement among UIL Holdings, certain of its subsidiaries and a group of banks that expires on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2016 and June 16, 2016.  Available credit under the UIL Holdings Credit Facility at June 30, 2015 totaled $315.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

(E)	INCOME TAXES

The significant portion of UIL Holdings’ income tax expense, including deferred taxes, is recovered through its regulated subsidiaries’ utility rates.  UIL Holdings’ annual income tax expense and associated effective tax rate is impacted by differences in the treatment of certain transactions for book and tax purposes and by differences between the timing of deferred tax temporary difference activity and deferred tax recovery.  In accordance with ASC 740, we use an estimated annual effective tax rate approach to calculate interim period income tax expense for ordinary income.  We also record separate income tax effects for significant unusual or infrequent items.  UIL Holdings’ income tax expense increased by $7.4 million, from $3.7 million in the second quarter of 2014 to $11.1 million  in the second quarter of 2015.  The increase was primarily attributable to the absence in 2015 of acquisition bridge facility fees and other increases in pre-tax earnings.  UIL Holdings’ income tax expense increased $6.5 million, from $30.3 million in the first six months of 2014 to $36.8 million in the first six months of 2015.  The increase was primarily attributable to higher pre-tax earnings due mainly to the absence in 2015 of acquisition bridge facility fees.

The annualized effective income tax rates for the three-month periods ended June 30, 2015 and 2014 were 37.0% and 33.4%, respectively.  The increase in the effective rate for the quarter was due primarily to changes in flow through impacts related to lower projected capital expenditures.  The annualized effective income tax rates for the six-month periods ended June 30, 2015 and 2014 were 32.9% and 33.4%, respectively.

The Internal Revenue Service completed its examination of UIL Holdings’ income tax years 2009 through 2012, resulting in the effective settlement of these tax years and the recording of an additional $1.1 million in tax expense during the second quarter of 2015.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$34,363	$32,360	$69,104	$64,348
Amortization of regulatory assets	5,017	4,152	13,560	12,482
Total Depreciation and Amortization	$39,380	$36,512	$82,664	$76,830

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$15,207	$15,758	$38,173	$38,472
Local real estate and personal property	13,005	12,125	25,995	24,089
Payroll taxes	3,264	2,974	8,178	6,831
Other	358	(316)	803	685
Total Taxes - Other than Income Taxes	$31,834	$30,541	$73,149	$70,077

Other Income and (Deductions)
Interest income	$672	$523	$1,381	$1,065
Allowance for funds used during construction - equity	1,952	2,370	4,109	4,920
Allowance for funds used during construction - debt	1,086	1,421	2,132	2,831
Weather insurance	-	(531)	-	(2,437)
Other	584	841	1,040	2,107
Total Other Income and (Deductions)	$4,294	$4,624	$8,662	$8,486

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(G)	PENSION AND OTHER BENEFITS

During the six months ended June 30, 2015, we made pension contributions of $10 million.  Additional contributions during the remainder of 2015 are expected to be approximately $5 million.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three-and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,605	$2,896	$393	$404
Interest cost	10,505	11,019	1,327	1,487
Expected return on plan assets	(14,120)	(13,560)	(690)	(700)
Amortization of prior service costs	48	73	75	71
Amortization of actuarial (gain) loss	4,845	3,097	176	(172)
Net periodic benefit cost	$4,883	$3,525	$1,281	$1,090

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,210	$5,792	$786	$808
Interest cost	21,010	22,038	2,654	2,974
Expected return on plan assets	(28,240)	(27,120)	(1,380)	(1,400)
Amortization of prior service costs	96	146	150	142
Amortization of actuarial (gain) loss	9,690	6,194	352	(344)
Net periodic benefit cost	$9,766	$7,050	$2,562	$2,180

	Three and Six Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	2015		2014		2015		2014

Discount rate	4.20%-4.30%		4.90%-5.20%		4.20%-4.30%		4.85%-5.20%
Average wage increase	3.50%-3.80%		3.50%-3.80%		N/	A	N/	A
Return on plan assets	7.75%-8.00%		7.75%-8.00%		5.56%-8.00%		5.56%-8.00%
Composite health care trend rate (current year)	N/	A	N/	A	7.00%		7.00%
Composite health care trend rate (2019 forward)	N/	A	N/	A	5.00%		5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for the three-month periods ended June 30, 2015 and 2014 totaled $0.4 million and $0.5 million, respectively.  UIL Holdings’ lease payments for this office space for the six-month periods ended June 30, 2015 and 2014 totaled $0.7 million and $0.9 million, respectively.

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company, an inactive nuclear generating company (Connecticut Yankee), the carrying value of which was $0.2 million as of June 30, 2015.  Connecticut Yankee has completed the physical decommissioning of its generation facilities and is now engaged primarily in the long-term storage of its spent nuclear fuel. Connecticut Yankee collects its costs through wholesale FERC-approved rates from UI and several other New England utilities.  UI recovers these costs from its customers through electric rates.

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

In August 2013, Connecticut Yankee filed a third set of complaints with the United States Court of Federal Claims against the DOE seeking an unspecified amount of damages incurred since January 1, 2009 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In April 2015, Connecticut Yankee provided the DOE with a third set of damage claims totaling approximately $32.9 million for damages incurred from January 1, 2009 through December 31, 2012.  UI’s 9.5% ownership share would result in a receipt of approximately $3.1 million which, if awarded, would be refunded to customers.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

expenses.  The total amount of these expenditures is not now determinable.  Environmental damage claims may also arise from the operations of our subsidiaries.  Significant environmental issues known to us at this time are described below.

Site Decontamination, Demolition and Remediation Costs

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the “English Station site”) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  Management cannot presently assess the potential financial impact, if any, of the pending lawsuits.  UI has not recorded a liability related to it.

On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April of 2015.  Hearings on the administrative order are expected to take place in late February and early March 2016.  UI has requested access to the English Station site from Evergreen Power and Asnat, the current property owners, for purposes of performing additional investigation; this access has not yet been granted.

As discussed in our application with PURA for approval of the change in control of UIL Holdings to Iberdrola USA, we are negotiating a consent order with DEEP that would, upon closing of the merger, provide for UI to begin to investigate and remediate the English Station site.  DEEP has informed us that it has estimated the approximate cost of the remediation of the English Station site to be $30 million.  We have not assessed the accuracy of or any support for this the DEEP estimate.  Until we have successfully negotiated and agreed to a consent order and have sufficient access to the English Station site to permit us to undertake a reliable investigation, we will not know the expected cost of the remediation or the extent of any potential liability.

UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable investigation and remediation estimate at this time.  Therefore, management cannot predict the financial impact on UI of DEEP’s administrative order, the agreements regarding the consent order or other matters relating to the English Station site, and no range of loss can be reasonably estimated at this time.  UI has not recorded a liability related to it.

With respect to transmission-related property adjacent to the New Haven Harbor Generating Station, UI performed an environmental analysis that indicated remediation expenses would be approximately $3.2 million.  UI has accrued these estimated expenses, which were recovered in transmission rates.

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated and are contaminated as a result of MGP-related activities.  Under existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of June 30, 2015 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, and on Chapel Street in New Haven, and CNG owns a property located on Columbus Boulevard in Hartford, all of which are former MGP sites.  Costs associated with the remediation of the sites could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  We cannot presently reasonably estimate the costs or range of costs of remediation or the

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

likelihood of recoverability.  As a result, as of June 30, 2015, we have not recorded any liabilities related to these properties.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  We estimate that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will likely amount to approximately $0.9 million and have recorded a liability and offsetting regulatory asset for such expenses as of June 30, 2015.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site which was sold to the General Electric Company (GE) in the 1970s.  We reached a settlement with GE which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of June 30, 2015, we had accrued approximately $3.2 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.

Middletown/Norwalk Transmission Project

The general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed a lawsuit in Connecticut state court on September 22, 2009.  On September 3, 2013, the court found for UI on all claims but one related to certain change orders, and ordered UI to pay the general contractor approximately $1.3 million, which has since been paid.  On October 22, 2013, the general contractor filed an appeal of the trial court’s decision and on June 23, 2015, the appellate court affirmed the trial court’s judgment.  The period to file a petition for review by the Connecticut Supreme Court has passed and the case is now concluded.  UI expects to recover any amounts paid to resolve the contractor and subcontractor claims through UI’s transmission revenue requirements.

In April 2013, an affiliate of the general contractor for the Middletown/Norwalk Transmission Project, purporting to act as a shareholder on behalf of UIL Holdings, filed a complaint against the UIL Holdings Board of Directors alleging that the directors breached a fiduciary duty by failing to undertake an independent investigation in response to a letter from the affiliate asking for an investigation regarding alleged improper practices by UI in connection with the Middletown/Norwalk Transmission Project.  In October 2013, the court granted the defendants’ motion to dismiss the complaint, which dismissal was affirmed by the Connecticut Appellate Court in March 2015.  The period to file a petition for review by the Connecticut Supreme Court has passed and the case is now concluded.

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

The following tables set forth the fair value of our financial assets and liabilities, other than pension benefits and other postretirement benefits, as of June 30, 2015 and December 31, 2014.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2015	(In Thousands)
Assets:
Derivative assets	$-	$-	32,822	$32,822
Noncurrent investments	13,820	-	-	13,820
Deferred Compensation Plan	3,639	-	-	3,639
Supplemental retirement benefit trust life insurance policies	-	7,938	-	7,938
	$17,459	$7,938	$32,822	$58,219

Liabilities:
Derivative liabilities	$-	$-	$107,156	$107,156
Long-term debt	-	1,976,832	-	1,976,832
	$-	$1,976,832	$107,156	$2,083,988

Net fair value assets/(liabilities), June 30, 2015	$17,459	$(1,968,894)	$(74,334)	$(2,025,769)

December 31, 2014
Assets:
Derivative assets	$-	$-	$27,270	$27,270
Noncurrent investments	11,387	-	-	11,387
Deferred Compensation Plan	3,624	-	-	3,624
Supplemental retirement benefit trust life insurance policies	-	8,498	-	8,498
	$15,011	$8,498	$27,270	$50,779

Liabilities:
Derivative liabilities	$-	$-	$85,074	$85,074
Long-term debt	-	1,941,711	-	1,941,711
	$-	$1,941,711	$85,074	$2,026,785

Net fair value assets/(liabilities), December 31, 2014	$15,011	$(1,933,213)	$(57,804)	$(1,976,006)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2015 or December 31, 2014 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range at June 30, 2015	Range at December 31, 2014

Contracts for differences	Risk of non-performance	0.00% - 0.70%	0.00% - 0.66%
	Discount rate	1.63% - 2.35%	1.65% - 2.25%
	Forward pricing ($ per MW)	$3.15 - $11.19	$3.15 - $14.59

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

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of June 30, 2015 and December 31, 2014 in the active markets for the various funds within which the assets are held.

Long-term debt is carried at cost on the consolidated balance sheet.  The fair value of long-term debt as displayed in the table above is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six-month period ended June 30, 2015.

Six Months Ended June 30, 2015
(In Thousands)

Net derivative assets/(liabilities), December 31, 2014	$(57,804)
Unrealized gains and (losses), net	(16,530)
Net derivative assets/(liabilities), June 30, 2015	$(74,334)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of June 30, 2015	$(16,530)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the six-month period ended June 30, 2015.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Six Months Ended June 30, 2015
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2014	$57,804
Unrealized (gains) and losses, net	16,530
Net regulatory assets/(liabilities), June 30, 2015	$74,334

(M)	SEGMENT INFORMATION

UIL Holdings is organized into Electric Distribution, Electric Transmission and Gas Distribution reporting segments based on several factors including, but not limited to, the nature of each segment’s products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  The following

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in our Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of our non-utility activities and unallocated corporate costs, including minority interest investments and administrative costs.  Revenues from inter-segment transactions are not material.  All of our revenues are derived in the United States.

(In Thousands)
	Three months ended June 30, 2015
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$130,803	$59,632	$190,435	$121,572	$-	$312,007
Purchased power and gas	36,715	-	36,715	41,280	(1,179)	76,816
Operation and maintenance	50,049	14,089	64,138	43,938	(5,072)	103,004
Transmission wholesale	-	17,988	17,988	-	-	17,988
Depreciation and amortization	12,991	4,365	17,356	18,483	3,541	39,380
Taxes - other than income taxes	13,200	8,155	21,355	10,200	279	31,834
Merger and acquisition-related expenses	-	-	-	-	93	93
Operating Income	17,848	15,035	32,883	7,671	2,338	42,892

Other Income and (Deductions), net	1,968	1,065	3,033	564	697	4,294

Interest Charges, net	8,151	3,295	11,446	6,975	5,809	24,230

Income from Equity Investments	3,940	-	3,940	-	-	3,940

Income (Loss) Before Income Taxes	15,605	12,805	28,410	1,260	(2,774)	26,896

Income Taxes	5,095	4,993	10,088	(151)	1,113	11,050
Net Income (Loss)	10,510	7,812	18,322	1,411	(3,887)	15,846
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	7	-	7
Net Income (Loss) attributable to UIL Holdings	$10,510	$7,812	$18,322	$1,404	$(3,887)	$15,839

Total Capital Expenditures (1)	$-	$-	$40,129	$30,146	$18,246	$88,521

	Three months ended June 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$117,906	$62,001	$179,907	$154,887	$-	$334,794
Purchased power and gas	32,679	-	32,679	76,557	-	109,236
Operation and maintenance	46,646	14,012	60,658	46,155	(4,113)	102,700
Transmission wholesale	-	19,064	19,064	-	-	19,064
Depreciation and amortization	11,896	4,202	16,098	17,769	2,645	36,512
Taxes - other than income taxes	11,492	8,039	19,531	10,358	652	30,541
Merger and Acquisition-related expenses	-	-	-	-	469	469
Operating Income	15,193	16,684	31,877	4,048	347	36,272

Other Income and (Deductions), net	3,440	929	4,369	(308)	(7,363)	(3,302)

Interest Charges, net	7,239	3,253	10,492	7,441	5,514	23,447

Income from Equity Investments	3,520	-	3,520	-	-	3,520

Income (Loss) Before Income Taxes	14,914	14,360	29,274	(3,701)	(12,530)	13,043

Income Taxes	3,740	5,362	9,102	(1,439)	(3,923)	3,740
Net Income (Loss)	11,174	8,998	20,172	(2,262)	(8,607)	9,303
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	(40)	-	(40)
Net Income (Loss) attributable to UIL Holdings	$11,174	$8,998	$20,172	$(2,222)	$(8,607)	$9,343

Total Capital Expenditures (1)	$-	$-	$26,290	$25,493	$9,066	$60,849

Index
 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION (Continued)
(In Thousands)

	Six months ended June 30, 2015
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$322,691	$117,714	$440,405	$455,655	$-	$896,060
Purchased power and gas	133,817	-	133,817	217,017	(2,396)	348,438
Operation and maintenance	97,353	27,577	124,930	89,785	(10,364)	204,351
Transmission wholesale	-	37,697	37,697	-	-	37,697
Depreciation and amortization	27,124	8,561	35,685	40,260	6,719	82,664
Taxes - other than income taxes	28,242	16,536	44,778	27,762	609	73,149
Merger and acquisition-related expenses	-	-	-	-	6,795	6,795
Operating Income	36,155	27,343	63,498	80,831	(1,363)	142,966

Other Income and (Deductions), net	3,909	2,550	6,459	1,023	1,180	8,662

Interest Charges, net	16,190	6,766	22,956	13,682	11,656	48,294

Income from Equity Investments	6,876	-	6,876	-	-	6,876

Income (Loss) Before Income Taxes	30,750	23,127	53,877	68,172	(11,839)	110,210

Income Taxes	8,948	8,854	17,802	25,513	(6,560)	36,755
Net Income (Loss)	21,802	14,273	36,075	42,659	(5,279)	73,455
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	14	-	14
Net Income (Loss) attributable to UIL Holdings	$21,802	$14,273	$36,075	$42,645	$(5,279)	$73,441

Total Capital Expenditures (1)	$-	$-	$78,211	$53,350	$27,608	$159,169

	Six months ended June 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$263,095	$120,789	$383,884	$522,072	$-	$905,956
Purchased power and gas	85,809	-	85,809	291,482	-	377,291
Operation and maintenance	92,463	24,593	117,056	85,811	(7,290)	195,577
Transmission wholesale	-	39,975	39,975	-	-	39,975
Depreciation and amortization	23,959	8,427	32,386	39,517	4,927	76,830
Taxes - other than income taxes	24,353	16,391	40,744	27,998	1,335	70,077
Merger and acquisition-related expenses	-	-	-	-	5,520	5,520
Operating Income	36,511	31,403	67,914	77,264	(4,492)	140,686

Other Income and (Deductions), net	6,626	1,912	8,538	(1,289)	(13,102)	(5,853)

Interest Charges, net	15,071	6,457	21,528	14,204	10,949	46,681

Income from Equity Investments	6,906	-	6,906	-	-	6,906

Income (Loss) Before Income Taxes	34,972	26,858	61,830	61,771	(28,543)	95,058

Income Taxes	9,842	9,214	19,056	24,978	(13,744)	30,290
Net Income (Loss)	25,130	17,644	42,774	36,793	(14,799)	64,768
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	(27)	-	(27)
Net Income (Loss) attributable to UIL Holdings	$25,130	$17,644	$42,774	$36,820	$(14,799)	$64,795

Total Capital Expenditures (1)	$-	$-	$60,077	$45,352	$20,112	$125,541

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at June 30, 2015	$-	$-	$2,939,714	$2,072,868	$188,580	$5,201,162

Total Assets at December 31, 2014	$-	$-	$2,876,792	$2,087,284	$147,859	$5,111,935

(1)
Information for segmenting total capital expenditures between Distribution and Transmission is not available.  Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

(2)	Information for segmenting total assets between Distribution and Transmission is not available. Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column. Net plant in service is segregated by segment and, as of June 30, 2015, was $1,304.9 million and $697.3 million for Distribution and Transmission, respectively. As of December 31, 2014, net plant in service was $1,283.6 million and $659.4 million for Distribution and Transmission, respectively.
(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of June 30, 2015 and December 31, 2014.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pending Merger with Iberdrola USA

On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement (the Agreement) with Iberdrola USA and its wholly-owned subsidiary, Green Merger Sub, Inc. (merger sub), under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation (the merger).  Merger Sub will change its name to UIL Holdings Corporation and remain a direct or indirect wholly-owned subsidiary of Iberdrola USA.  Iberdrola USA will then become a newly listed U.S. publicly-traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings will be converted into the right to receive one validly issued share of common stock of the newly listed company plus $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.

The agreement contains representations, warranties and covenants of UIL Holdings, Iberdrola USA and merger sub which are customary for transactions of this type, many of which are subject to materiality qualifiers.  The merger

Index
remains subject to certain closing conditions, including approval by the shareowners of UIL Holdings and regulatory approval from the Connecticut Public Utilities Regulatory Authority (PURA) and the Massachusetts Department of Public Utilities (DPU).  Iberdrola USA and UIL Holdings made the required filings at the PURA and the DPU seeking approval of the change in control on March 25, 2015.  On July 7, 2015, in response to the issuance of a draft decision issued by PURA, UIL Holdings and Iberdrola USA filed a letter with PURA withdrawing their pending application and on July 31, 2015, filed a new application for approval of the change in control.

The new application includes commitments and identifies public interest benefits to meet the statutory requirements in Connecticut for approval of a change in control.  The commitments include rate credits to customers (approximately $20 million), a distribution rate freeze to 2018 for SCG and CNG, and to 2017 for UI, commitments to contribute to a clean energy fund and disaster relief (together, approximately $7 million), accelerated capital investment in electric distribution system resiliency and gas distribution system replacement of cast iron and bare steel (delayed recovery in rates resulting in nearly $7 million), agreement to negotiate a consent order with DEEP to remediate the English Station site in New Haven, Connecticut, formerly owned by UI (DEEP informed UIL Holdings that it estimated the cost of the remediation to be approximately $30 million).  In addition, in the new application the companies commit to no change in the day-to-day management and operation of UIL Holdings’ three Connecticut utilities, to hiring 150 employees or contractors within the State of Connecticut over the next three years, to maintain UI’s high service reliability and CNG and SCG’s high levels of gas leak response, and to improve certain customer service metrics over the next three years.

The new application also proposes comprehensive “ring fencing” provisions to protect the Connecticut utilities from involuntary bankruptcy associated with potential future adverse changes in financial circumstances of Iberdrola affiliates.  These provisions include the creation of a special purpose entity with at least one independent director, dividend limitations on the Connecticut utilities where the investment grade credit rating is in jeopardy or if a minimum common equity ratio is not maintained, commitments to maintain separate books and records and a prohibition on commingling of funds.

The proceedings at the DPU remain pending.  All other regulatory approvals have been received.  We received approval from the Federal Communications Commission (FCC) on May 22, 2015 and from the Federal Energy Regulatory Commission (FERC) on June 2, 2015.  In addition we received clearance from the Committee on Foreign Investments in the United States (CFIUS) on June 16, 2015 and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act) expired on April 7, 2015.

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

Further information concerning the proposed merger is included in a proxy statement/prospectus contained in a registration statement on Form S-4 filed by Iberdrola USA with the SEC on July 17, 2015 in connection with the proposed merger.

Legislation and Regulation

On June 30, 2015, Connecticut Public Act 15-244 (PA 15-244) was passed which mandates unitary income tax reporting for tax years beginning on or after January 1, 2016, extends the 20% corporate income tax surcharge through 2017, imposes a temporary 10% surcharge for 2018 and effective for tax years beginning on or after January 1, 2015, decreases the percentage of annual corporate income tax liability that may be offset by available tax credits.  PA 15-244 also allows a state-regulated utility company to defer until its next general rate case, any increase in tax expense resulting from this legislation which is not currently authorized in such company’s rates.  We have considered the impacts of this legislation, including the utility rate relief provisions, and believe that the overall impacts will not have a material impact on cash flows, results of operations or financial condition.

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

Index
expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings due to the decoupling mechanism in place.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Rates

UI’s allowed distribution return on equity (ROE) established by PURA is 9.15%.  UI is required to return to customers 50% of any distribution earnings over the allowed ROE in a calendar year by means of an earnings sharing mechanism.

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for all of 2015 and for 50% of its standard service load for the first half of 2016.  Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of June 30, 2015, UI would have had to post an aggregate of approximately $10.9 million in collateral.  UI would have been and remains able to provide that collateral.

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

Transmission

PURA decisions do not affect the revenue requirements determination for UI’s transmission business, including the applicable return on equity (ROE), which is within the jurisdiction of the FERC.  For 2015, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 11.3% to 11.4%.  This includes the impact of the FERC orders issued in 2014 and 2015, and excludes any impacts of the reserve adjustment, both of which are discussed below.

Beginning in 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Council (OCC), jointly filed three separate complaints with the FERC against ISO-NE and several New England transmission owners, including UI.  In the first complaint, filed in September 2011, the complainants claimed that the then current approved base ROE of 11.14% used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners was not just and reasonable and sought a reduction of the base ROE and a refund to customers for a refund period of October 1, 2011 through December 31, 2012.  In 2012 and 2014, respectively, the complainants filed claims with the FERC similarly challenging the base ROE and seeking refunds for the 15-month periods beginning December 27, 2012 and July 31, 2014, respectively.  The complainants in the third complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  The FERC issued an order consolidating the second and third complaints and establishing hearing procedures.  The New England transmission owners petitioned

Index
FERC for a rehearing, which was denied in May 2015.  Hearings were held in June 2015 on the second and third complaints before a FERC Administrative Law Judge, relating to the refund periods and going forward.  On July 29, 2015, post-hearing briefs were filed by parties. An initial decision by the Administrative Law Judge is expected by December 31, 2015.  On July 13, 2015, the New England transmission owners filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for the second and third complaints with the U.S. Court of Appeals.

In 2014, the FERC determined that the base ROE should be set at 10.57% for the first complaint refund period and that a utility's total or maximum ROE should not exceed 11.74%.  The FERC ordered the New England transmission owners to provide refunds to customers for the first complaint refund period and set the new base ROE of 10.57% prospectively from October 16, 2014.

On March 3, 2015, the FERC issued an Order on Rehearing in the first complaint (the March Order) denying all rehearing requests from the complainants and the New England transmission owners.  On April 30, 2015, the New England transmission owners filed a petition for review of the FERC’s decisions on the first complaint with the U.S. Court of Appeals for the D.C. Circuit.  On May 1, 2015, two additional petitions for review of those FERC decisions were also filed at the D.C. Circuit by the complainants and by several customers.  The appeals of the FERC’s decisions on the first complaint have been consolidated and are currently pending before the D.C. Circuit.  UI recorded additional pre-tax reserves of $3.2 million in the first six months of 2015 relating to the third complaint and the March Order.  As of June 30, 2015, net pre-tax reserves relating to refunds and potential refunds to customers under all three claims were approximately $7 million and cumulative pre-tax reserves were approximately $11.4 million, of which $4.4 million has already been refunded to customers.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (doing business as Eversource Energy), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in the fourth quarter 2015 and (3) the Central Connecticut Reliability Project, which was reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP is approximately $45 million.  In February 2015, ISO-NE issued its final GHCC transmission solutions report and, in March 2015, approved the proposed plan applications.  UI and Eversource continue to evaluate the approved projects to determine the impact on UI’s aggregate investment in NEEWS.

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

As of June 30, 2015, UI had made aggregate deposits of $45 million under the Agreement since its inception, with assets associated with the GSRP valued at approximately $24.6 million and assets associated with the IRP valued at approximately $20 million having been transferred to UI.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $0.5 million and $0.4 million in the three-month periods ended June 30, 2015 and 2014, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.1 million and $0.7 million in the six-month periods ended June 30, 2015 and 2014, respectively.

Index
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

As of June 30, 2015, UI’s equity investment in GenConn was $112.9 million and there was $1.3 million of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $3.9 million and $3.5 million for the three-month periods ending June 30, 2015 and 2014, respectively.  UI’s pre-tax income from its equity investment in GenConn for each of the six-month periods ending June 30, 2015 and 2014 was $6.9.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $2.7 million and $3.4 million in the three-month periods ending June 30, 2015 and 2014, respectively.  UI received cash distributions from GenConn of $8.1 million and $8.8 million in the six-month periods ending June 30, 2015, respectively and 2014.

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

Because the two decisions noted above, among other things, fail to apply rate making principles on a consistent basis, UI filed appeals with the State of Connecticut Superior Court in December 2014 for both the GSC/NBFMCC and the CTA final decisions.  On February 3, 2015, PURA filed a motion to dismiss UI’s appeal of the CTA final decision.  On June 17, 2015, the Superior Court denied PURA’s motion to dismiss the CTA appeal.

Environmental Matters

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the “English Station site”) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  Management cannot presently assess the potential financial impact, if any, of the pending lawsuits.  UI has not recorded a liability related to it.

Index
On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site.  Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April of 2015.  Hearings on the administrative order are expected to take place in late February and early March 2016.  UI has requested access to the English Station site from Evergreen Power and Asnat, the current property owners, for purposes of performing additional investigation; this access has not yet been granted.

As discussed in our application with PURA for approval of the change in control of UIL Holdings to Iberdrola USA, we are negotiating a consent order with DEEP that would, upon closing of the merger, provide for UI to begin to investigate and remediate the English Station site.  DEEP has informed us that it has estimated the approximate cost of the remediation of the English Station site to be $30 million.  We have not assessed the accuracy of or any support for this the DEEP estimate.  Until we have successfully negotiated and agreed to a consent order and have sufficient access to the English Station site to permit us to undertake a reliable investigation, we will not know the expected cost of the remediation or the extent of any potential liability.

UI’s knowledge of the current conditions at the English Station site is insufficient for it to make a reliable investigation and remediation estimate at this time.  Therefore, management cannot predict the financial impact on UI of DEEP’s administrative order, the agreements regarding the consent order or other matters relating to the English Station site, and no range of loss can be reasonably estimated at this time.  UI has not recorded a liability related to it.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of

Index
its private letter ruling request with PURA for approval upon which PURA subsequently issued comments.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG engaged in settlement discussions regarding the appeal.  Settlement discussions have now terminated.  CNG has filed a motion with PURA to extend the due date for CNG’s response to PURA’s comments on the private letter ruling to September 24, 2015.

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

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” we apply fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of June 30, 2015, the assets accounted

Index
for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 56.4% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

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

PURA has determined that costs associated with the CfDs are fully recoverable through electric rates.  As a result, there is no impact on our net income, because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.  During the first six months of 2015, the fluctuations in the fair value of the CfDs were due to fluctuations in forward prices for capacity and reserves as a result of ISO New England market rule changes.

Equity Investment

On July 24, 2015, UIL Holdings announced its participation in Tennessee Gas Pipeline Company LLC’s (TGP) proposed Northeast Energy Direct project (NED pipeline), a new, “market path”  natural gas pipeline segment of approximately 188 miles from Wright, New York, to Dracut, Massachusetts, through its acquisition of a 2.5% equity interest in Northeast Expansion LLC, a joint venture between Kinder Morgan, Inc., through its affiliate Kinder Morgan Operating Limited Partnership “A” (Kinder Morgan “A”), and Liberty Utilities (Pipeline & Transmission) Corp, which will construct and own the NED pipeline.  This 2.5% equity interest, which UIL Holdings acquired for approximately $1.2 million, commits UIL Holdings to an initial capital investment opportunity that is expected to total up to approximately $80 million, depending on the final pipeline configuration and design capacity.  Pursuant to an option agreement with Kinder Morgan “A”, UIL Holdings also has the option to acquire up to an additional 12.5% of equity interests in Northeast Expansion LLC under certain limited circumstances, including if certain additional firm transportation agreements for service on the NED pipeline are entered into or if TGP does not sell additional volume on the NED pipeline.   Any increase in equity ownership would increase UIL Holdings’ investment commitment proportionately.  In addition, as a condition to making this investment, UIL Holdings entered into a 20-year Precedent Agreement with TGP for pipeline capacity of 70,000 Dekatherms/day on the NED pipeline, which capacity commitment, under the terms of the Precedent Agreement, would be reduced in the event that TGP enters into additional precedent agreements with third parties for capacity on the NED pipeline.

Index
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, UIL Holdings had $179.1 million of unrestricted cash and temporary cash investments.  This represents an increase of $63.5 million from the corresponding balance at December 31, 2014.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2014	$115.6

Net cash provided by operating activities	229.4

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(159.2)
Deposits in NEEWS	(1.5)
Cash distributions from GenConn	2.6
Other	(0.1)
(158.2)

Net cash (used in) financing activities:
Issuance of long-term debt	50.0
Line of credit borrowings (repayments), net	(9.0)
Dividend payments	(48.9)
Other	0.2
(7.7)

Net change in cash	63.5

Unrestricted cash and temporary cash investments, June 30, 2015	$179.1

(1) As of June 30, 2015, we had $1.2 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $229.4 million in the first six months of 2015, compared with $280.8 million in the first six months of 2014.  The decrease in operating cash flows is related primarily to changes in cash flows from other regulatory activity and accounts payable.  The decrease in changes in other regulatory activity is primarily related to decreases in deferred purchased gas costs as well as decreases in non-firm margin credits.  The decrease in cash flows from changes in accounts payable is primarily related to increases in payments in the first quarter of 2015 as compared to the first quarter of 2014 as a result of the January 1, 2014 effective date of the implementation of an enterprise resource planning system.

Cash capital expenditures totaled $158.2 million in the first six months of 2015, compared with $125.5 million in the first six months of 2014.  The increase is primarily attributable to increases in system enhancements and renewable projects as well as programs relating to gas distribution system replacement and expansion of the gas distribution system due to customer growth.

UI received distributions of $8.1 million from GenConn in the first six months of 2015, compared with $8.8 million in the first six months of 2014.

UIL Holdings paid common dividends of $48.9 million in the each of the six month periods ending June 30, 2015 and 2014.

Index
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

As of June 30, 2015, there were $80 million borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on June 16, 2015 and January 31, 2016.  Available credit under the UIL Holdings Credit Facility at June 30, 2015 totaled $315.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

UIL Holdings filed a shelf registration statement with the Securities and Exchange Commission (SEC) in March 2015 under which we may, from time to time, sell debt, equity or other securities in one or more transactions.

On February 4, 2015, PURA approved UI’s application to issue long term debt in the aggregate amount of $400 million from time to time through December 31, 2017, including, among other approved uses of proceeds, approximately (i) $70 million to refinance its outstanding 6.06% Senior Notes, which mature in 2017, (ii) $27.5 million to refinance its Pollution Control Revenue Bonds (PCRBs) issued by the Business Finance Authority of New Hampshire that mature in 2027, and (iii) $64.46 million of PCRBs which mature in 2033 and have a floating interest rate that resets based on an auction that takes place every 35 days.  The debt authorized to be issued to refinance the PCRBs may be issued in either the taxable private placement market or the bank market as an alternative to financing the bonds in the tax-exempt market.  On June 29, 2015, UI issued $50 million of its 4.61% Senior Notes, Series G, due June 29, 2045.  UI used the net proceeds from this long-term debt issuance to re-pay $27.5 million PCRBs which were subject to mandatory purchase on July 1, 2015 and plans on using the remaining funds for general corporate purposes or other purposes described in its application to PURA for approval of the issuance of debt and as approved by PURA.  UI monitors

Index
conditions in the bond markets and plans to refund the $64.5 million of PCRBs at such time market conditions and financing terms are economically favorable.

UI expects to continue to receive periodic cash distributions from GenConn similar to those discussed in “– Cash Flows” above.  Future cash distributions, however, are subject to GenConn generating sufficient cash flows to fund operations as well as continued compliance with the terms and conditions of its project financing documents.

Long-term debt issuances for UIL Holdings’ regulated utilities require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time.

Uses of Funds

The first six months of 2015, we made pension contributions of $10 million.  Additional contributions during the remainder of 2015 are expected to aggregate $5 million.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of June 30, 2015.

2015 Capital Resource and Expenditure Projections

We have revised our planned capital spending for 2015 by decreasing our capital expenditure projections by approximately $9 million from the previously disclosed $449 million reported in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2015 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014 are those that depend most heavily on these judgments and estimates.  As of June 30, 2015, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of June 30, 2015, we had certain immaterial guarantees outstanding for which no liability has been recorded in the Consolidated Financial Statements.

Index
NEW ACCOUNTING STANDARDS

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, we provide narrative and tabular presentations showing a comparison of our net income and earnings per share (EPS) for the three- and six-month periods ended June 30, 2015 and 2014, along with reconciliations for certain non-GAAP measures.  The presentations include EPS for each of our lines of business as well as Net Income and EPS excluding the impact of certain nonrecurring items and the impact of such items on EPS.  Such EPS amounts are calculated by dividing the income of each line of business, as well as the amount of certain nonrecurring items by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  We believe this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Second Quarter 2015 vs. Second Quarter 2014

UIL Holdings’ net income was $15.8 million, or $0.28 per share, for the second quarter of 2015, an increase of $6.5 million, or $0.12 per share, compared to the second quarter of 2014.  Nonrecurring items did not impact UIL Holdings’ net income or earnings per share for the second quarter of 2015.  The table below presents a comparison of UIL Holdings’ net income and EPS for the second quarter of 2015 and the second quarter of 2014.

	Quarter Ended	Quarter Ended	2015 More (Less)
	June 30, 2015	June 30, 2014	than 2014

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$18.2	$20.2	(2.0)
Transmission ROE reserves	0.1	-	0.1
Total Electric Distribution and Transmission	18.3	20.2	(1.9)
Gas Distribution	1.4	(2.2)	3.6
Non-Utility excluding merger and acquisition-related expenses	(3.8)	(3.7)	(0.1)
Net Income attributable to UIL Holdings excluding merger and acquisition-related expenses	15.9	14.3	1.6
Non-Utility merger and acquisition-related expenses	(0.1)	(5.0)	4.9
Net Income attributable to UIL Holdings	$15.8	$9.3	$6.5

EPS
Electric Distribution and Transmission	$0.32	$0.35	(0.03)
Transmission ROE reserves	-	-	-
Total Electric Distribution and Transmission	0.32	0.35	(0.03)
Gas Distribution	0.02	(0.04)	0.06
Non-Utility excluding merger and acquisition-related expenses	(0.06)	(0.06)	-
Total EPS - Basic excluding merger and acquisition-related expenses	0.28	0.25	0.03
Non-Utility merger and acquisition-related expenses	-	(0.09)	0.09
Total EPS - Basic	$0.28	$0.16	$0.12

Total EPS - Diluted	$0.28	$0.16	$0.12

EPS - Basic - Excluding impact of nonrecurring items (1)	$0.28	$0.25	$0.03
EPS - Diluted - Excluding impact of nonrecurring items (1)	$0.28	$0.25	$0.03

(1)	Nonrecurring items include Transmission ROE reserves and non-utility merger and acquisition related expenses.

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $10.5 million, from $179.9 million in the second quarter of 2014 to $190.4 million in the second quarter of 2015.  Retail revenue increased by $28.5 million, which was primarily attributable to increases in distribution rates as a result of the 2013 rate case decision and increased costs of purchased power as well as increases in sales volume in the second quarter of 2015 compared to the second quarter of 2014.  Retail sales

Index
increased by 13 million kWh, from 1,233 million kWh in the second quarter of 2014, to 1,246 million kWh in the second quarter of 2015.  Retail sales normalized for the weather impact decreased by 10 million kWh, from 1,248 million kWh in the second quarter of 2014, to 1,238 million kWh in the second quarter of 2015.  Other revenues decreased by $17.8 million, which was primarily attributable to the net activity of the “working capital allowance” of the GSC due to timing differences as well as higher transmission revenue requirements, as required to achieve the authorized return, and the distribution revenue decoupling adjustment, none of which directly impact net income.

Purchased power expense increased by $4.0 million, from $32.7 million in the second quarter of 2014 to $36.7 million in the second quarter of 2015.  The increase was primarily attributable to increased costs of procured power as well as increases in sales volume.  UI procures electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expense increased by $3.4 million, from $60.7 million in the second quarter of 2014 to $64.1 million in the second quarter of 2015.  The increase was primarily attributable to increases in recoverable costs associated with UI’s residential loan program related to conservation and load management as well as increases in payroll and employee benefits expense.

UI’s transmission wholesale expenses decreased by $1.1 million, from $19.1 million in the second quarter of 2014 to $18.0 million in the second quarter of 2015.  The decrease was primarily attributable to lower regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

UI’s depreciation and amortization expense increased by $1.3 million, from $16.1 million in the second quarter of 2014 to $17.4 million in the second quarter of 2015.  The increase was primarily attributable to increased amortization expense related to UI’s enhanced tree-trimming program.

UI’s taxes other than income taxes increased $1.9 million, from $19.5 million in the second quarter of 2014 to $21.4 million in the second quarter of 2015.  The increase is primarily related to increased property taxes resulting from increased plant and equipment, increased gross receipts taxes resulting from increased operating revenues and increased sales taxes.

UI’s other income and deductions decreased by $1.4 million, from $4.4 million in the second quarter of 2014 to $3.0 million in the second quarter of 2015.  The decrease was primarily attributable to a decrease in allowance for funds used during construction due mainly to a decrease in UI’s average construction work in progress balance as well as mark-to-market adjustments to non-qualified pension investments.

UI’s income tax expense increased $1.0 million, from $9.1 million in the second quarter of 2014 to $10.1 million in the second quarter of 2015.  The increase was primarily attributable to adjustments associated with the completion of the Internal Revenue Service’s examination of income tax years 2009 through 2012.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $10.5 million in the second quarter of 2015, a decrease of $0.7 million, compared to the second quarter of 2014. The decrease was primarily attributable to adjustments associated with the aforementioned federal tax audit.

Transmission

The transmission business had total net income of $7.8 million in the second quarter of 2015, a decrease of $1.2 million, compared to the second quarter of 2014.  The decrease was primarily attributable to a lower return on equity as a result of an October 2014 FERC order.

Index
Gas Distribution

The Gas Companies’ operating revenue decreased by $33.3 million, from $154.9 million in the second quarter of 2014 to $121.6 million in the second quarter of 2015.  The decrease was primarily attributable to lower purchased gas rates, lower revenues associated with non-firm customers due to lower volume, decreased conservation expense recovery, warmer weather and CNG’s revenue decoupling adjustment partially offset by higher sales volume due to increased customer growth.  The decrease in non-firm customer revenues is largely offset by lower purchased gas expense.  Temperatures were warmer in the second quarter of 2015 compared to the second quarter of 2014 which resulted in a 12.2% decrease in heating degree days and a $0.5 million decrease, pre-tax, in gross margin in the second quarter of 2015.  The customer growth in the second quarter of 2015 compared to the second quarter of 2014 resulted in a $1.0 million increase, pre-tax, in gross margin.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $35.3 million, from $76.6 million in the second quarter of 2014 to $41.3 million in the second quarter of 2015.  The decrease was primarily attributable to lower purchased gas rates, lower gas costs associated with non-firm customers, as discussed above, and lower volume due to warmer weather partially offset by higher sales volume due to increased customer growth.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense decreased by $2.3 million, from $46.2 million in the second quarter of 2014 to $43.9 million in the second quarter of 2015.  The decrease was primarily attributable to decreases in uncollectible expense, lower corporate charges and conservation expense partially offset by increased payroll and employee benefits expense.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ income tax expense increased by $1.2 million, from a $1.4 million benefit in the second quarter of 2014 to a $0.2 million benefit in the second quarter of 2015.  The increase was primarily attributable to higher pre-tax earnings.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $3.9 million, or $0.06 per share in the second quarter of 2015, compared to net after-tax costs of $8.7 million, or $0.15 per share, in the second quarter of 2014.  The decrease in costs was primarily due to decreased after-tax merger and acquisition-related expenses in the second quarter of 2015 compared to the second quarter of 2014.

First Six Months 2015 vs. First Six Months 2014

UIL Holdings’ net income was $73.4 million, or $1.29 per share, for the first six months of 2015, an increase of $8.6 million, or $0.15 per share, compared to the first six months of 2014.  UIL Holdings’ net income for the first six months of 2015 excluding nonrecurring items was $79.6 million, or $1.40 per share, an increase of $2.9 million, or $0.05 per share, compared to the first six months of 2014.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first six months of 2015 and the first six months of 2014.

Index
	Six Months Ended	Six Months Ended	2015 More (Less)
	June 30, 2015	June 30, 2014	than 2014

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$38.2	$42.8	(4.6)
Transmission ROE reserves	(2.1)	-	(2.1)
Total Electric Distribution and Transmission	$36.1	42.8	(6.7)
Gas Distribution	42.6	36.8	5.8
Non-Utility excluding merger and acquisition-related expenses	(1.2)	(2.9)	1.7
Net Income attributable to UIL Holdings excluding merger and acquisition-related expenses	77.5	76.7	0.8
Non-Utility merger and acquisition-related expenses	(4.1)	(11.9)	7.8
Net Income attributable to UIL Holdings	$73.4	$64.8	$8.6

EPS
Electric Distribution and Transmission	$0.67	$0.75	(0.09)
Transmission ROE reserves	(0.04)	-	(0.03)
Total Electric Distribution and Transmission	$0.63	0.75	(0.12)
Gas Distribution	0.75	0.65	0.10
Non-Utility excluding merger and acquisition-related expenses	(0.02)	(0.05)	0.03
Total EPS - Basic excluding merger and acquisition-related expenses	1.36	1.35	0.01
Non-Utility merger and acquisition-related expenses	(0.07)	(0.21)	0.14
Total EPS - Basic	$1.29	$1.14	$0.15

Total EPS - Diluted	$1.28	$1.13	$0.15

EPS - Basic - Excluding impact of nonrecurring items (1)	$1.40	$1.35	$0.05
EPS - Diluted - Excluding impact of nonrecurring items (1)	$1.39	$1.34	$0.05

(1)	Nonrecurring items include Transmission ROE reserves and non-utility merger and acquisition related expenses.

Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $56.5 million, from $383.9 million in the first six months of 2014 to $440.4 million in the first six months of 2015.  Retail revenue increased by $72.5 million, which was primarily attributable to increases in distribution rates as a result of the 2013 rate case decision and increased costs of purchased power as well as increases in sales volume in the first six months of 2015 as compared to the first six months of 2014.  Retail sales increased by 18 million kWh, from 2,599 million kWh in the first six months of 2014, to 2,617 million kWh in the first six months of 2015.  Retail sales normalized for the weather impact decreased by 23 million kWh, from 2,586 million kWh in the first six months of 2014, to 2,563 million kWh in the first six months of 2015.  Other revenues decreased by $16.0 million, which was primarily attributable to the net activity of the “working capital allowance” of the GSC due to timing differences as well as higher transmission revenue requirements, as required to achieve the authorized return, and the distribution revenue decoupling adjustment, none of which directly impact net income.

Purchased power expense increased by $48.0 million, from $85.8 million in the first six months of 2014 to $133.8 million in the first six months of 2015.  The increase was primarily attributable to increased costs of procured power as well as increases in sales volume.  UI procures electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expense increased by $7.8 million, from $117.1 million in the first six months of 2014 to $124.9 million in the first six months of 2015.  The increase was primarily attributable to increases in recoverable costs associated with UI’s residential loan program related to conservation and load management as well as payroll and employee benefits expense.

UI’s transmission wholesale expenses decreased by $2.3 million, from $40.0 million in the first six months of 2014 to $37.7 million in the first six months of 2015.  The decrease was primarily attributable to lower regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

Index
UI’s depreciation and amortization expense increased by $3.3 million, from $32.4 million in the first six months of 2014 to $35.7 million in the first six months of 2015.  The increase was primarily attributable to increased depreciation expense due to increases in plant and equipment as well as increased amortization expense related to UI’s enhanced tree-trimming program.

UI’s taxes other than income taxes increased $4.1 million, from $40.7 million in the first six months of 2014 to $44.8 million in the first six months of 2015.  The increase is primarily related to increased property taxes resulting from increased plant and equipment as well as increased gross receipts taxes resulting from increased operating revenues.

UI’s other income and deductions decreased by $2.0 million, from $8.5 million in the first six months of 2014 to $6.5 million in the first six months of 2015.  The decrease was primarily attributable to a decrease in allowance for funds used during construction due mainly to a decrease in UI’s average construction work in progress balance as well as mark-to-market adjustments to non-qualified pension investments.

UI’s interest expense increased $1.5 million, from $21.5 million in the first six months of 2014 to $23.0 million in the first six months of 2015.  The increase was primarily attributable to an increase in carrying charges on deferred amounts due to customers.

UI’s income tax expense decreased $1.3 million, from $19.1 million in the first six months of 2014 to $17.8 million in the first six months of 2015.  The decrease was primarily attributable to lower pre-tax earnings as well as adjustments associated with the completion of the Internal Revenue Service’s examination of income tax years 2009 through 2012.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $21.8 million in the first six months of 2015, a decrease of $3.3 million, compared to the first six months of 2014.  The decrease was primarily attributable increases in payroll and employee benefits expense, depreciation and amortization and taxes other than income taxes as well as adjustments associated with the aforementioned federal tax audit.

Transmission

The transmission business had total net income of $14.3 million in the first six months of 2015, a decrease of $3.4 million, compared to the first six months of 2014.  The decrease was primarily attributable to a $3.4 million pre-tax reserve recorded in the first quarter of 2015 related to a FERC ROE claim and a lower return on equity as a result of an October 2014 FERC order.

Gas Distribution

The Gas Companies’ operating revenue decreased by $66.4 million, from $522.1 million in the first six months of 2014 to $455.7 million in the first six months of 2015.  The decrease was primarily attributable to lower purchased gas rates, lower revenues associated with non-firm customers due to lower volume and CNG’s revenue decoupling adjustment partially offset by higher sales volume due to colder weather and increased customer growth as well as increased conservation expense recovery.  The decrease in non-firm customer revenues is largely offset by lower purchased gas expense.  Retail sales increased by 1.9 million mcf, from 51.4 million mcf in the first six months of 2014, to 53.3 million mcf in the first six months of 2015.  The increase in sales volume resulted from the impact of colder weather and increased customer growth in the first quarter of 2015 compared to the first quarter of 2014.  Temperatures were colder in the first six months of 2015 compared to the first six months of 2014 which resulted in a 2.6% increase in heating degree days and a $6.2 million increase, pre-tax, in gross margin in the first six months of 2015.  The customer growth in the first six months of 2015 compared to the first six months of 2014 resulted in a $3.2 million increase, pre-tax, in gross margin.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Index
Purchased gas expense decreased by $74.5 million, from $291.5 million in the first six months of 2014 to $217.0 million in the first six months of 2015.  The decrease was primarily attributable to lower purchased gas rates and lower gas costs associated with non-firm customers as discussed above partially offset by higher sales volume due to colder weather, and increased customer growth. Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $4.0 million, from $85.8 million in the first six months of 2014 to $89.8 million in the first six months of 2015.  The increase was primarily attributable to increases in payroll and employee benefits expense, conservation expense, outside services expense and corporate charges partially offset by lower uncollectible expense and regulatory amortization expense.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ other income and deductions increased by $2.3 million, from $1.3 million of other deductions in the first six months of 2014 to $1.0 million of other income in the first six months of 2015.  The increase was primarily attributable to the absence in the first quarter of 2015 of weather insurance losses recorded in the first quarter of 2014.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of $5.3 million, or $0.09 per share, in the first six months of 2015 compared to net after-tax costs of $14.8 million, or $0.26 per share, in the first six months of 2014.  The decrease in costs was primarily due to decreased after-tax merger and acquisition-related expenses in the first six months of 2015 compared to the first six months of 2014 as well as increased income earned on UIL Corporate investments that support UIL Holdings.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  As of June 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and provide reasonable assurance that the disclosure controls and procedures accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We are parties to various legal proceedings.  We have identified these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2014 Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2015, which disclosures are incorporated herein by reference.  There have been no additional legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed.

Item 1A.	Risk Factors.

We are subject to a variety of significant risks in addition to the matters set forth under "Forward Looking Statements," in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Item 1A, "Risk Factors," in our 2014 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 15,340 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	10,430	51.02	None	None
May 1-31	2,890	49.47	None	None
June 1-30	2,020	48.37	None	None
Total	15,340	50.38	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Index
Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description
10.1	Agreement effective October 1, 2014, between The Berkshire Gas Company and Local 12325, the United Steelworkers, AFL-CIO-CLC.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 5, 2015 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for three- and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Cash Flows three- and six-month periods ended June 30, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 8/5/15	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer