Form 10-Q
period 2015-09-30
UIL HOLDINGS CORP
filed 2015-11-02
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Yes ☐            No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of October 29, 2015 was 56,629,377.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Operating Revenues	$330,524	$293,026	$1,226,584	$1,198,982

Operating Expenses
Operation
Purchased power	47,041	37,962	180,858	123,771
Natural gas purchased	26,313	30,814	240,934	322,296
Operation and maintenance	111,286	95,251	315,637	290,828
Transmission wholesale	30,272	25,802	67,969	65,777
Depreciation and amortization (Note F)	40,615	35,578	123,279	112,408
Taxes - other than income taxes (Note F)	35,196	32,897	108,345	102,974
Merger and acquisition-related expenses (Note A)	600	570	7,395	6,090
Total Operating Expenses	291,323	258,874	1,044,417	1,024,144
Operating Income	39,201	34,152	182,167	174,838

Other Income and (Deductions), net
Acquisition-related bridge facility fees (Note A)	-	(849)	-	(15,188)
Other income and (deductions) (Note F)	4,221	4,336	12,883	12,822
Total Other Income and (Deductions), net	4,221	3,487	12,883	(2,366)

Interest Charges, net
Interest on long-term debt	22,510	22,386	66,952	67,286
Other interest, net (Note F)	1,286	636	3,922	1,203
	23,796	23,022	70,874	68,489
Amortization of debt expense and redemption premiums	591	619	1,807	1,833
Total Interest Charges, net	24,387	23,641	72,681	70,322

Income from Equity Investments	3,408	3,492	10,284	10,398

Income Before Income Taxes	22,443	17,490	132,653	112,548

Income Taxes (Note E)	6,811	4,986	43,566	35,276

Net Income	15,632	12,504	89,087	77,272
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	6	6	20	(21)

Net Income attributable to UIL Holdings	$15,626	$12,498	$89,067	$77,293

Average Number of Common Shares Outstanding - Basic	57,150	56,855	57,120	56,827
Average Number of Common Shares Outstanding - Diluted	57,438	57,133	57,420	57,114

Earnings Per Share of Common Stock - Basic (Note A)	$0.27	$0.22	$1.56	$1.36

Earnings Per Share of Common Stock - Diluted (Note A)	$0.27	$0.22	$1.55	$1.35

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Net Income	$15,632	$12,504	$89,087	$77,272
Other Comprehensive Income (Loss), net of income taxes
Changes in unrealized gains (losses) related to pension and other post-retirement benefit plans	(64)	(104)	(154)	126
Other	3	(6)	2	3
Total Other Comprehensive Income (Loss), net of income taxes	(61)	(110)	(152)	129
Comprehensive Income	15,571	12,394	88,935	77,401
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	6	6	20	(21)
Comprehensive Income Attributable to UIL Holdings	$15,565	$12,388	$88,915	$77,422

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
Current Assets
Unrestricted cash and temporary cash investments	$83,716	$115,579
Restricted cash	1,256	1,051
Accounts receivable less allowance of $8,406 and $10,481, respectively	216,165	232,887
Unbilled revenues	55,045	95,816
Current regulatory assets (Note A)	82,196	92,764
Natural gas in storage, at average cost	62,177	86,428
Refundable taxes	13,612	15,211
Current portion of derivative assets (Note A)	10,382	6,849
Prepayments	24,478	10,696
Other	13,640	12,815
Total Current Assets	562,667	670,096

Other investments
Equity investment in GenConn (Note A)	110,346	114,195
Other	27,709	25,777
Total Other investments	138,055	139,972

Net Property, Plant and Equipment (Note A)	3,485,452	3,292,690

Regulatory Assets (Note A)	683,297	687,198

Deferred Charges and Other Assets
Unamortized debt issuance expenses	12,610	13,571
Other long-term receivable	1,486	1,490
Derivative assets (Note A)	21,134	20,421
Goodwill	266,205	266,205
Other	1,460	20,292
Total Deferred Charges and Other Assets	302,895	321,979

Total Assets	$5,172,366	$5,111,935

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
Current Liabilities
Line of credit borrowings	$85,000	$89,000
Current portion of long-term debt	6,529	6,526
Accounts payable	141,845	217,700
Dividends payable	24,464	24,428
Accrued liabilities	68,381	71,182
Current regulatory liabilities (Note A)	21,969	17,026
Taxes accrued	19,856	20,184
Interest accrued	25,838	22,437
Deferred income taxes	12,716	3,767
Current portion of derivative liabilities (Note A)	28,206	23,308
Total Current Liabilities	434,804	495,558

Deferred Income Taxes	620,009	585,335

Regulatory Liabilities (Note A)	524,077	491,896

Other Noncurrent Liabilities
Pension accrued	264,317	265,009
Other post-retirement benefits accrued	86,684	85,777
Derivative liabilities (Note A)	74,752	61,766
Other	48,864	46,924
Total Other Noncurrent Liabilities	474,617	459,476

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,730,306	1,711,349

Preferred Stock, not subject to mandatory redemption	119	119

Common Stock Equity
Common stock	1,153,816	1,149,985
Paid-in capital	22,459	21,587
Retained earnings	212,590	196,907
Accumulated other comprehensive income (loss)	(431)	(277)
Net Common Stock Equity	1,388,434	1,368,202

Total Capitalization	3,118,859	3,079,670

Total Liabilities and Capitalization	$5,172,366	$5,111,935

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$89,087	$77,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,086	114,241
Deferred income taxes	40,533	32,524
Allowance for funds used during construction (AFUDC) - equity	(6,698)	(6,869)
Stock-based compensation expense (Note A)	6,060	3,441
Pension expense	27,774	23,508
Undistributed (earnings) losses in equity investments	(10,284)	(9,801)
Regulatory activity, net	21,279	83,021
Other non-cash items, net	(956)	995
Changes in:
Accounts receivable, net	17,192	31,737
Unbilled revenues	40,771	37,856
Natural gas in storage	24,251	(2,484)
Prepayments	(13,782)	(8,391)
Cash distribution from GenConn	10,147	10,404
Accounts payable	(67,675)	(38,298)
Interest accrued	3,401	3,781
Taxes accrued/refundable, net	1,271	(11,483)
Accrued liabilities	(5,163)	11,080
Accrued pension	(24,182)	(32,422)
Accrued other post-employment benefits	(3,377)	(3,528)
Other assets	(1,101)	469
Other liabilities	2,714	6,500
Total Adjustments	187,261	246,281
Net Cash provided by Operating Activities	276,348	323,553

Cash Flows from Investing Activities
Plant expenditures including AFUDC debt	(254,197)	(196,171)
Acquisition of Milford LNG	-	(20,110)
Cash distributions from GenConn	3,981	3,927
Deposits in New England East West Solution (NEEWS) (Note C)	(1,451)	(5,068)
Investment in NED pipeline	(1,595)	-
Changes in restricted cash	(205)	395
Other	-	690
Net Cash used in Investing Activities	(253,467)	(216,337)

Cash Flows from Financing Activities
Issuance of long-term debt	50,000	-
Payments on long-term debt	(27,500)	(10,000)
Line of credit borrowings (repayments), net	(4,000)	10,000
Payment of common stock dividend	(73,348)	(73,280)
Other	104	(288)
Net Cash used in Financing Activities	(54,744)	(73,568)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(31,863)	33,648
Balance at beginning of period	115,579	69,153
Balance at end of period	83,716	102,801

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$28,557	$18,461
Plant expenditures funded by deposits in NEEWS	$(20,012)	$-
Deposits in New England East West Solution (NEEWS)	$20,012	$-

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

Basis of Presentation

The financial statements of UIL Holdings are prepared on a consolidated basis and therefore include the accounts of UIL Holdings’ majority-owned subsidiaries noted above.  Intercompany accounts and transactions have been eliminated in consolidation.  The year‑end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  We believe that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in our opinion, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2015.

Proposed Merger with Iberdrola USA

On February 25, 2015, we announced that UIL Holdings had entered into a definitive merger agreement (the Agreement) with Iberdrola USA and its wholly-owned subsidiary, Green Merger Sub, Inc. (merger sub) under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation (the merger).  Merger sub will change its name to UIL Holdings Corporation and remain a direct or indirect wholly-owned subsidiary of Iberdrola USA.  Iberdrola USA will then become a newly listed U.S. publicly-traded company.  In connection with the merger, each issued and outstanding share of the common stock of UIL Holdings will be converted into the right to receive one validly issued share of common stock of the newly listed company plus $10.50 in cash.  Immediately following the consummation of the merger, former holders of UIL Holdings’ common stock will own approximately 18.5% of the newly listed company.  The merger remains subject to certain closing conditions, including the approval of the shareowners of UIL Holdings and regulatory approvals from the Connecticut Public Utilities Regulatory Authority (PURA) and the Massachusetts Department of Public Utilities (DPU).  All other regulatory approvals have been obtained.  Iberdrola USA and UIL Holdings made the required filings at the PURA and the DPU seeking approval of the change in control on March 25, 2015.  On July 7, 2015, in response to the issuance of a draft decision issued by PURA, UIL Holdings and Iberdrola USA filed a letter with PURA withdrawing their pending application and terminating the proceeding.  On July 31, 2015, UIL Holdings and Iberdrola USA (including its related entities) filed a new application with PURA for approval of the change in control.

On September 18, 2015, UIL Holdings, Iberdrola USA (including its related parties) and the Connecticut Office of Consumer Counsel (OCC) filed a settlement agreement with PURA that included various commitments in addition to

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

those included in the July 31, 2015 application.  Hearings have been completed and a draft decision is expected on November 24, 2015 with a final decision currently scheduled for December 9, 2015.

On October 19, 2015, UIL Holdings and Iberdrola USA (including its related parties), the Attorney General of the Commonwealth of Massachusetts and the Massachusetts Department of Energy Resources (DOER) filed a settlement agreement with the DPU that supplements, modifies and supersedes the various commitments included in the March 25, 2015 application and August 6, 2015 updated testimony.  The filing of the settlement agreement requests that the DPU approve the settlement agreement and authorize the merger by December 18, 2015.

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

For the three and nine months ended September 30, 2015, UIL Holdings incurred pre-tax merger-related expenses of approximately $0.6 million and $7.4 million, respectively, which represented legal, investment banking, and other merger-related costs.

Further information concerning the proposed merger is included Note (C) “Regulatory Proceedings” and  in a proxy statement/prospectus contained in a registration statement on Form S-4, as amended, filed by Iberdrola USA with the SEC on July 17, 2015 in connection with the proposed merger.

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

For the three and nine month periods ended September 30, 2014, UIL Holdings incurred pre-tax acquisition-related expenses of approximately $1.4 million and $21.3 million, respectively, $0.6 million and $6.1 million, respectively, of which represented legal, investment banking, and due diligence costs that are included in operating expenses and $0.8 million and $15.2 million, respectively, of which is a fee associated with a Bridge Term Loan Agreement that is included in other income and (deductions) in the Consolidated Statement of Income.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above.  As of September 30, 2015, UI has recorded a gross derivative asset of $31.5 million ($1.3 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $72.0 million, a gross derivative liability of $102.9 million ($65.1 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.6 million. See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The gross derivative assets and liabilities as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Gross derivative assets:
Current Assets	$10,382	$6,849
Deferred Charges and Other Assets	$21,134	$20,421

Gross derivative liabilities:
Current Liabilities	$28,206	$23,308
Noncurrent Liabilities	$74,752	$61,766

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$(3,206)	$393	$7,751	$(81,623)

Regulatory Liabilities - Derivative assets	$313	$5,077	$5,886	$(6,616)

The fluctuations in the balances of the derivatives as well as the related unrealized gains in the three- and nine-month periods ended September 30, 2015 compared to the three- and nine-month periods ended September 30, 2014 are primarily due to fluctuations in forward prices for capacity and reserves.

Weather Insurance Contracts

On an annual basis, SCG and Berkshire each assess the need for weather insurance contracts for the upcoming heating season in order to provide financial protection from significant weather fluctuations.  According to the terms of such contracts, if temperatures are warmer than normal at a prescribed level for the contract period, a payment is received by the gas company.  The premiums paid are amortized over the terms of the contracts.  The intrinsic value of the contracts is carried on the balance sheet with changes in value recorded in the income statement as Other Income and (Deductions).  As a result of PURA’s approval of a decoupling mechanism for CNG which went into effect in January 2014, CNG does not enter into weather insurance contracts.

In September 2015, SCG and Berkshire entered into weather insurance contracts for the winter period of November 1, 2015 through April 30, 2016.  If temperatures are warmer than normal, SCG and Berkshire will receive payments up to a maximum of $3 million and $1 million, respectively.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three‑ and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$15,626	$12,498	$89,067	$77,293
Less: Net income allocated to unvested units	7	7	44	45
Net income attributable to common shareholders	$15,619	$12,491	$89,023	$77,248

Denominator:
Basic average number of shares outstanding	57,150	56,855	57,120	56,827
Effect of dilutive securities (1)	288	278	300	287
Diluted average number of shares outstanding	57,438	57,133	57,420	57,114

Earnings per share:
Basic	$0.27	$0.22	$1.56	$1.36
Diluted	$0.27	$0.22	$1.55	$1.35

(1)	Includes unvested restricted stock and performance shares.

Equity and Other Investments

UI is party to a 50-50 joint venture with the NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $110.3 million and $114.2 million as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015, there was $0.1 million of undistributed earnings from UI’s equity investment in GenConn.

UI’s pre-tax income from its equity investment in GenConn was $3.4 million and $3.5 million for the three-month periods ending September 30, 2015 and 2014, respectively.  UI’s pre-tax income from its equity investment in GenConn for each of the nine-month periods ending September 30, 2015 and 2014 was $10.3 million and $10.4 million.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $6.0 million and $5.5 million in the three-month periods ending September 30, 2015 and 2014, respectively.  UI received cash distributions from GenConn of $14.1 million and $14.3 million in the nine-month periods ending September 30, 2015, respectively and 2014.

On July 24, 2015, UIL Holdings announced its participation in Tennessee Gas Pipeline Company LLC’s (TGP) proposed Northeast Energy Direct project (NED pipeline) through an acquisition of a 2.5% equity interest in Northeast Expansion LLC.  Northeast Expansion LLC is a joint venture between an affiliate of Kinder Morgan, Inc., (Kinder Morgan) and Liberty Utilities (Pipeline & Transmission) Corp, which will construct and own the NED pipeline, a new, “market path”  natural gas pipeline segment of approximately 188 miles from Wright, New York, to Dracut, Massachusetts.  This 2.5% equity interest, which totaled approximately $1.6 million as of September 30, 2015, commits UIL Holdings to an initial capital investment opportunity that is expected to total up to approximately $80 million, depending on the final pipeline configuration and design capacity.  Pursuant to an option agreement with Kinder Morgan, UIL Holdings also has the option to acquire up to an additional 12.5% of equity interests in Northeast Expansion LLC under certain limited circumstances, including if certain additional firm transportation agreements for service on the NED pipeline are entered into or if TGP does not sell additional volume on the NED pipeline.   Any

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

increase in equity ownership would increase UIL Holdings’ investment commitment proportionately.  In addition, as a condition to making this investment, UIL Holdings entered into a 20-year Precedent Agreement with TGP for pipeline capacity of 70,000 Dekatherms/day on the NED pipeline, which capacity commitment, under the terms of the Precedent Agreement, would be reduced in the event that TGP enters into additional precedent agreements with third parties for capacity on the NED pipeline.

Regulatory Accounting

Unless otherwise stated below, all of our regulatory assets earn a return.  Our regulatory assets and liabilities as of September 30, 2015 and December 31, 2014 included the following:
	Remaining Period	September 30, 2015	December 31, 2014
		(In Thousands)
Regulatory Assets:
Unamortized redemption costs	7 to 19 years	$9,897	$10,499
Pension and other post-retirement benefit plans	(a)	395,356	402,700
Environmental remediation costs	7 years	14,461	13,197
Hardship programs	(b)	19,625	24,744
Debt premium	2 to 23 years	23,694	27,498
Income taxes due principally to book-tax differences	(c)	168,093	164,466
Unfunded future income taxes	(d)	17,722	14,859
Contracts for differences	(e)	72,027	64,276
Deferred transmission expense	(f)	7,620	17,387
Other	(g)	36,998	40,336
Total regulatory assets		765,493	779,962
Less current portion of regulatory assets		82,196	92,764
Regulatory Assets, Net		$683,297	$687,198

Regulatory Liabilities:
Accumulated deferred investment tax credits	29 years	$7,245	$4,319
Excess generation service charge	(h)	35,827	28,692
Middletown/Norwalk local transmission network service collections	35 years	20,398	20,828
Pension and other post-retirement benefit plans	(a)	10,026	9,536
Asset retirement obligation	(i)	7,061	7,248
Low income programs	(j)	30,098	19,065
Asset removal costs	(i)	357,099	336,028
Unfunded future income taxes	(d)	25,991	26,318
Contracts for differences	(e)	586	6,472
Deferred purchased gas	(k)	638	4,736
Non-firm margin sharing credits	9 years	13,044	8,933
Other	(g)	38,033	36,747
Total regulatory liabilities		546,046	508,922
Less current portion of regulatory liabilities		21,969	17,026
Regulatory Liabilities, Net		$524,077	$491,896

(a)	Life is dependent upon timing of final pension plan distribution; balance, which is fully offset by a corresponding asset/liability, is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits." See Note (G) “Pension and Other Benefits” for additional information.
(b)	Hardship customer accounts deferred for future recovery to the extent they exceed the amount in rates.
(c)	Amortization period and/or balance vary depending on the nature and/or remaining life of the underlying assets/liabilities.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(d)	The balance will be extinguished when the asset, which is fully offset by a corresponding liability, or liability has been realized or settled, respectively.
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
(g)
Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities; asset amount includes certain amounts that are not currently earning a return; September 30, 2015 liability amount includes decoupling of $18.9 million.

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

Total stock-based compensation expense for the three-month periods ended September 30, 2015 and 2014 was $0.7 million and an immaterial amount, respectively.  Total stock-based compensation expense for the nine-month periods ended September 30, 2015 and 2014 $6.1 million and $3.4 million, respectively.

Variable Interest Entities

We have identified GenConn as a variable interest entity (VIE), which is accounted for under the equity method.  UIL Holdings is not the primary beneficiary of GenConn, as defined in ASC 810 “Consolidation,” because it shares control of all significant activities of GenConn with its joint venturer, NRG affiliates.  As such, GenConn is not subject to consolidation.  GenConn recovers its costs through CfDs, which are cost of service-based and have been approved by PURA.  As a result, with the achievement of commercial operation by GenConn Devon and GenConn Middletown, our exposure to loss is primarily related to the potential for unrecovered GenConn operating or future capital costs in a regulatory proceeding, the effect of which would be reflected in the carrying value of our 50% ownership position in GenConn and through “Income from Equity Investments” in UIL Holdings’ Consolidated Financial Statements.  Such exposure to loss cannot be determined at this time.  For further discussion of GenConn, see “–Equity Investments” as well as Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Equity Investment in Peaking Generation.”

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

New Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-13, “Derivatives and Hedging” which specifies that the use of locational marginal pricing by an independent system operator does not constitute net settlement of a forward contract for the purchase or sale of electricity and does not cause that contract to fail to meet the physical delivery criterion of the normal purchases and normal sales scope exception.  This guidance was effective upon issuance and does have an impact on UIL Holdings’ consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14, “Revenue from Contracts with Customers” which defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

Also in August 2015, the FASB issued Accounting Standards Update (ASU) 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which incorporates SEC guidance into ASC 835 “Interest” that allows an entity to defer and present debt issuance costs related to line of credit arrangements as an asset and subsequently amortize such costs ratably over the term of the arrangement regardless of whether there are any outstanding borrowings on the line of credit.  This guidance is not expected to be material to UIL Holdings’ consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 and is to be applied retrospectively.  Adopting this new accounting guidance will reduce both Deferred Charges and Other Assets and Long-term debt on the consolidated balance sheet.  This effect is not expected to be material to UIL Holdings’ consolidated financial statements.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 56,629,377 shares of its common stock, no par value, outstanding at September 30, 2015.

Long-term Debt

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

(C)  REGULATORY PROCEEDINGS

Proposed Merger with Iberdrola USA

As discussed in Note A “Organization and Statement of Accounting Policies”, on February 25, 2015 we announced that UIL Holdings had entered into a the Agreement with Iberdrola USA and merger sub under which Iberdrola USA will acquire UIL Holdings through a merger of UIL Holdings with and into merger sub and merger sub being the surviving corporation.  The merger remains subject to certain closing conditions, including the approval of the shareowners of UIL Holdings and regulatory approval from PURA and the DPU.  Iberdrola USA and UIL Holdings made the required filings at the PURA and the DPU seeking approval of the change in control on March 25, 2015.  On July 7, 2015, in response to the issuance of a draft decision issued by PURA, UIL Holdings and Iberdrola USA filed a letter with PURA withdrawing their pending application and terminating the proceeding.  On July 31, 2015, Iberdrola USA (and its related entities) and UIL Holdings filed a new application with PURA for approval of the change in control.

The new application includes commitments and identifies public interest benefits to meet the statutory requirements in Connecticut for approval of a change in control.  The commitments include rate credits to customers (approximately $20 million), a distribution rate freeze to 2018 for SCG and CNG, and to 2017 for UI, commitments to contribute to a clean energy fund and disaster relief (together, approximately $7 million), accelerated capital investment in electric distribution system resiliency and gas distribution system replacement of cast iron and bare steel (delayed recovery in rates resulting in nearly $7 million).  In addition, in the new application the companies commit to no change in the day-to-day management and operation of UIL Holdings’ three Connecticut utilities, to hiring 150 employees or contractors within the State of Connecticut over the next three years, to maintain UI’s high service reliability and CNG and SCG’s high levels of gas leak response, and to improve certain customer service metrics over the next three years.

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

The new application also included an agreement to negotiate a consent order with DEEP to remediate the English Station site in New Haven, Connecticut, formerly owned by UI.  On September 16, 2015, UI signed a Proposed Partial Consent Order that, when issued by the Commissioner of DEEP, and subject to the closing of the merger and other terms and conditions in the Proposed Partial Consent Order, would require UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site.  Under the Proposed Partial Consent Order, to the extent that the cost of this investigation and remediation of the English Station site is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP.  Pursuant to the Proposed Partial Consent Order, upon its issuance and subject to its terms and conditions, UI is obligated to comply with the Proposed Partial Consent Order, even if the cost

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

of such compliance exceeds $30 million.  The State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.

On September 18, 2015, UIL Holdings, Iberdrola USA (including its related parties) and the OCC filed a settlement agreement with PURA that included various commitments in addition to those included in the July 31, 2015 application.  The settlement agreement includes $12.5 million in additional rate credits for CNG’s customers and $7.5 million in additional rate credits for SCG’s customers, both of which would be allocated over the ten-year period of 2018 – 2027.  As part of the settlement, both OCC and UI will also withdraw their respective appeals of certain PURA decisions that are currently pending.  Hearings have been completed and a draft decision is expected on November 24, 2015 with a final decision is currently scheduled for December 9, 2015.

On October 19, 2015, UIL Holdings and Iberdrola USA (including its related parties), the Attorney General of the Commonwealth of Massachusetts and the Massachusetts Department of Energy Resources (DOER) filed a settlement agreement with the DPU that supplements, modifies and supersedes the various commitments included in the March 25, 2015 application and August 6, 2015 updated testimony.  The settlement agreement includes $4 million in rate credits for Berkshire customers and $1 million for jobs, economic development, or alternative heating programs for municipal owned buildings, low-income and moderate income residential consumers, or residences or businesses in Berkshire’s service territory, as determined by DOER.  The settlement agreement also includes a distribution rate freeze for Berkshire, such that current distribution rates for Berkshire remain in effect, with no new distribution base rates in effect prior to June 1, 2018.  The settlement agreement includes similar local management, ring-fencing and economic commitments to those that were offered in the settlement agreement filed with PURA in Connecticut. The filing of the settlement agreement requests that the DPU approve the settlement agreement and authorize the merger by December 18, 2015.

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

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for 2015, 80% of its standard service load for the first half of 2016 and 30% of the standard serve load for the second half of 2016.  Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of September 30, 2015, UI would have had to post an aggregate of approximately $10.0 million in collateral.  UI would have been and remains able to provide that collateral.

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

Beginning in 2011, several New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties filed three separate complaints with the FERC against ISO-NE and several New England transmission owners, including UI.  In the first complaint, filed in September 2011, the complainants claimed that the then current approved base ROE of 11.14% used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners was not just and reasonable and sought a reduction of the base ROE and a refund to customers for a refund period of October 1, 2011 through December 31, 2012.  In 2012 and 2014, respectively, the complainants filed claims with the FERC similarly challenging the base ROE and seeking refunds for the 15-month periods beginning December 27, 2012 and July 31, 2014, respectively.  The complainants in the third complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  The FERC issued an order consolidating the second and third complaints and establishing hearing procedures.  The New England transmission owners petitioned FERC for a rehearing, which was denied in May 2015.  Hearings were held in June 2015 on the second and third complaints before a FERC Administrative Law Judge, relating to the refund periods and going forward.  On July 29, 2015, post-hearing briefs were filed by parties and on August 26, 2015 reply briefs were filed by parties. An initial decision by the Administrative Law Judge is expected by December 31, 2015.  On July 13, 2015, the New England transmission owners filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for the second and third complaints with the U.S. Court of Appeals.

In 2014, the FERC determined that the base ROE should be set at 10.57% for the first complaint refund period and that a utility's total or maximum ROE should not exceed 11.74%.  The FERC ordered the New England transmission owners to provide refunds to customers for the first complaint refund period and set the new base ROE of 10.57% prospectively from October 16, 2014.

On March 3, 2015, the FERC issued an Order on Rehearing in the first complaint (the March Order) denying all rehearing requests from the complainants and the New England transmission owners.  On April 30, 2015, the New England transmission owners filed a petition for review of the FERC’s decisions on the first complaint with the U.S. Court of Appeals for the D.C. Circuit.  On May 1, 2015, two additional petitions for review of those FERC decisions were also filed at the D.C. Circuit by the complainants and by several customers.  The appeals of the FERC’s decisions on the first complaint have been consolidated and are currently pending before the D.C. Circuit.  UI recorded additional pre-tax reserves of $3.4 million in the first nine months of 2015 relating to the third complaint and the March Order.  As of September 30, 2015, net pre-tax reserves relating to refunds and potential refunds to customers under all three claims were approximately $5.1 million and cumulative pre-tax reserves were approximately $11.5 million, of which $6.4 million has already been refunded to customers.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (doing business as Eversource Energy), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in December 2015 and (3) the Central Connecticut Reliability Project (CCRP), which was reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP is approximately $45 million.  In February 2015, ISO-NE issued its final GHCC transmission solutions report and, in March 2015, approved the proposed plan applications.  Based on the ISO-NE reassessment of CCRP and the currently planned generation in Connecticut, UI does not anticipate making any investments in GHCC or further investment in NEEWS.

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

As of September 30, 2015, UI had made aggregate deposits of $45 million under the Agreement since its inception, with assets associated with the GSRP valued at approximately $24.6 million and assets associated with the IRP valued at approximately $20 million having been transferred to UI.  UI earned pre-tax income on deposits, net of transferred assets, of an immaterial amount and $0.5 million in the three‑month periods ended September 30, 2015 and 2014, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.2 million in each of the nine‑month periods ended September 30, 2015 and 2014.

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

UI filed a motion to stay the appeals in the two proceedings discussed above in connection with the settlement agreement filed with PURA in the change in control proceeding.  On October 12, 2015, the motions to stay were granted.  Upon PURA’s acceptance of the settlement agreement, such proceedings would be terminated.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval upon which PURA subsequently issued comments.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and CNG engaged in settlement discussions regarding the appeal.  Settlement discussions have now terminated.  In connection with the settlement agreement filed with PURA in our change in control proceeding, CNG filed a motion with PURA to extend the due date for CNG’s response to PURA’s comments on the private letter ruling to November 24, 2015.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The OCC filed a motion to stay the appeal discussed above in connection with the settlement agreement filed with PURA in our change in control proceeding.  On August 31, 2015, the motion to stay was granted.  Upon PURA’s acceptance of the settlement agreement, the proceeding would be terminated.

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

(D)  SHORT‑TERM CREDIT ARRANGEMENTS

As of September 30, 2015, there was $85 million in borrowings outstanding under the existing revolving credit agreement among UIL Holdings, certain of its subsidiaries and a group of banks that expires on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2016 and June 16, 2016.  Available credit under the UIL Holdings Credit Facility at September 30, 2015 totaled $310.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

(E) INCOME TAXES

The significant portion of UIL Holdings’ income tax expense, including deferred taxes, is recovered through its regulated subsidiaries’ utility rates.  UIL Holdings’ annual income tax expense and associated effective tax rate is impacted by differences in the treatment of certain transactions for book and tax purposes and by differences between the timing of deferred tax temporary difference activity and deferred tax recovery.  In accordance with ASC 740, we use an estimated annual effective tax rate approach to calculate interim period income tax expense for ordinary income.  We also record separate income tax effects for significant unusual or infrequent items.  UIL Holdings’ income tax expense increased by $1.8 million, from $5.0 million in the third quarter of 2014 to $6.8 million in the third quarter of 2015.  The increase was primarily attributable to higher pre-tax earnings.  UIL Holdings’ income tax expense increased $8.3 million, from $35.3 million in the first nine months of 2014 to $43.6 million in the first nine months of 2015.  The increase was primarily attributable to higher pre-tax earnings due mainly to the absence in 2015 of acquisition bridge facility fees.

The annualized effective income tax rate for both nine-month periods ended September 30, 2015 and 2014 was 32.9%.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The Internal Revenue Service completed its examination of UIL Holdings’ income tax years 2009 through 2012, resulting in the effective settlement of these tax years and the recording of an additional $1.1 million in tax expense during the second quarter of 2015.

(F)  SUPPLEMENTARY INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Depreciation and Amortization
Property, plant, and equipment depreciation	$37,081	$32,860	$106,185	$97,208
Amortization of regulatory assets	3,534	2,718	17,094	15,200
Total Depreciation and Amortization	$40,615	$35,578	$123,279	$112,408

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$18,180	$16,199	$56,353	$54,671
Local real estate and personal property	14,085	13,310	40,080	37,399
Payroll taxes	2,886	3,046	11,064	9,877
Other	45	342	848	1,027
Total Taxes - Other than Income Taxes	$35,196	$32,897	$108,345	$102,974

Other Income and (Deductions)
Interest income	$77	$666	$1,458	$1,731
Allowance for funds used during construction - equity	2,589	1,949	6,698	6,869
Allowance for funds used during construction - debt	1,292	1,201	3,424	4,032
Weather insurance	-	-	-	(2,437)
Other	263	520	1,303	2,627
Total Other Income and (Deductions)	$4,221	$4,336	$12,883	$12,822

(G)  PENSION AND OTHER BENEFITS

During the nine months ended September 30, 2015, we made pension contributions of $15 million.  No further contributions are expected during the remainder of 2015.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three-and nine‑month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$10,815	$8,688	$1,179	$1,212
Interest cost	31,515	33,057	3,981	4,461
Expected return on plan assets	(42,360)	(40,680)	(2,070)	(2,100)
Amortization of prior service costs	144	219	225	213
Amortization of actuarial (gain) loss	14,535	9,291	528	(516)
Net periodic benefit cost	$14,649	$10,575	$3,843	$3,270

	Three and Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014

Discount rate	4.20%-4.30%	4.90%-5.20%	4.20%-4.30%	4.85%-5.20%
Average wage increase	3.50%-3.80%	3.50%-3.80%	N/A	N/A
Return on plan assets	7.75%-8.00%	7.75%-8.00%	5.56%-8.00%	5.56%-8.00%
Composite health care trend rate (current year)	N/A	N/A	7.00%	7.00%
Composite health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%

N/A – not applicable

(H)  RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space.  UIL Holdings’ lease payments for this office space for each of the three‑month periods ended September 30, 2015 and 2014 totaled $0.4 million. UIL Holdings’ lease payments for this office space for the nine‑month periods ended September 30, 2015 and 2014 totaled $1.1 million and $1.4 million, respectively.

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

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company, an inactive nuclear generating company (Connecticut Yankee), the carrying value of which was $0.2 million as of September 30, 2015.  Connecticut Yankee has completed the physical decommissioning of its generation facilities and is now engaged primarily in the long-term storage of its spent nuclear fuel. Connecticut Yankee collects its costs through wholesale FERC-approved rates from UI and several other New England utilities.  UI recovers these costs from its customers through electric rates.

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

In December 2007, Connecticut Yankee filed a second set of complaints with the United States Court of Federal Claims against the DOE seeking damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In November 2013, the court issued a final judgment, which was not appealed, awarding Connecticut Yankee damages of $126.3 million.  In light of its ownership share, in September 2014, UI received approximately $12.0 million of such award which was applied, in part, against the remaining storm regulatory asset balance.  The remaining regulatory liability balance was applied to the GSC “working capital allowance” and will be returned to customers through the nonbypassable federally mandated congestion charge.  See Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Other Proceedings” for additional information.

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

Site Decontamination, Demolition and Remediation Costs

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the “English Station site”) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  These lawsuits were stayed pending the disposition of mediation efforts involving the parties and certain claims relating to the English Station site.  Management cannot presently assess the potential financial impact, if any, of the pending lawsuits.  UI has not recorded a liability related to it.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On September 16, 2015, UI signed a Proposed Partial Consent Order that, when issued by the Commissioner of DEEP, and subject to the closing of the merger of UIL Holdings with Iberdrola USA and other terms and conditions in the Proposed Partial Consent Order, would require UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site.  Under the Proposed Partial Consent Order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP.  Pursuant to the Proposed Partial Consent Order, upon its issuance and subject to its terms and conditions, UI would be obligated to comply with the Proposed Partial Consent Order, even if the cost of such compliance exceeds $30 million.  The State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.  On September 30, 2015, the Hearing Officer in DEEP’s administrative proceeding approved a Motion for Stay of further proceedings filed by DEEP, staying all proceedings on the administrative order for 120 days.  A status conference is scheduled for January 28, 2016.

With respect to transmission-related property adjacent to the New Haven Harbor Generating Station, UI performed an environmental analysis that indicated remediation expenses would be approximately $3.2 million.  UI has accrued these estimated expenses, which were recovered in transmission rates.

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) had historically operated and are contaminated as a result of MGP-related activities.  Under existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval in advance of commencement of any required cleanup.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of September 30, 2015 and no amount of loss, if any, can be reasonably estimated at this time.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns properties on Housatonic Avenue in Bridgeport, Connecticut and on Chapel Street in New Haven, Connecticut, and CNG owns a property located on Columbus Boulevard in Hartford, Connecticut, all of which are former MGP sites.  Costs associated with the remediation of the sites, which will likely be subject to regulators’ approval, could be significant and these costs will be subject to a review by PURA as to whether these costs are recoverable in rates.  Regarding the Chapel Street property, on October 7, 2015, SCG received a Proposed Consent Order from DEEP.  SCG is presently reviewing this draft consent order, which, if issued by DEEP, would require the completion of investigation and then the development and implementation of a remedial action plan for the Chapel Street property.  We cannot presently reasonably estimate the costs or range of costs of remediation or the likelihood of recoverability for these former MGP sites, including the Chapel Street property.  As a result, as of September 30, 2015, we have not recorded any liabilities related to these properties.

Berkshire owns property on Mill Street in Greenfield, Massachusetts, a former MGP site.  We estimate that expenses associated with the remaining remedial activities, as well as the required ongoing monitoring and reporting to the Massachusetts Department of Environmental Protection will likely amount to approximately $0.9 million and have recorded a liability and offsetting regulatory asset for such expenses as of September 30, 2015.  Historically, Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, Massachusetts, a former MGP site which was sold to the General Electric Company (GE) in the 1970s.  We reached a settlement with GE which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  As of September 30, 2015, we had accrued approximately $3.2 million and established a regulatory asset for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically, Berkshire has received approval from the DPU for recovery of remediation expenses in its customer rates.

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

The following tables set forth the fair value of our financial assets and liabilities, other than pension benefits and other postretirement benefits, as of September 30, 2015 and December 31, 2014.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015	(In Thousands)
Assets:
Derivative assets	$-	$-	31,516	$31,516
Noncurrent investments	13,141	-	-	13,141
Deferred Compensation Plan	3,529	-	-	3,529
Supplemental retirement benefit trust life insurance policies	-	8,254	-	8,254
	$16,670	$8,254	$31,516	$56,440

Liabilities:
Derivative liabilities	$-	$-	$102,958	$102,958
Long-term debt	-	1,908,931	-	1,908,931
	$-	$1,908,931	$102,958	$2,011,889

Net fair value assets/(liabilities), September 30, 2015	$16,670	$(1,900,677)	$(71,442)	$(1,955,449)

December 31, 2014
Assets:
Derivative assets	$-	$-	$27,270	$27,270
Noncurrent investments	11,387	-	-	11,387
Deferred Compensation Plan	3,624	-	-	3,624
Supplemental retirement benefit trust life insurance policies	-	8,498	-	8,498
	$15,011	$8,498	$27,270	$50,779

Liabilities:
Derivative liabilities	$-	$-	$85,074	$85,074
Long-term debt	-	1,941,711	-	1,941,711
	$-	$1,941,711	$85,074	$2,026,785

Net fair value assets/(liabilities), December 31, 2014	$15,011	$(1,933,213)	$(57,804)	$(1,976,006)

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The derivative assets consist primarily of CfDs.  The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2015 or December 31, 2014 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs.  Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs.  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range at September 30, 2015	Range at December 31, 2014

Contracts for differences	Risk of non-performance	0.31% - 0.94%	0.00% - 0.66%
	Discount rate	1.37% - 2.06%	1.65% - 2.25%
	Forward pricing ($ per MW)	$3.15 - $11.19	$3.15 - $14.59

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

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of September 30, 2015 and December 31, 2014 in the active markets for the various funds within which the assets are held.

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

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine-month period ended September 30, 2015.

Nine Months Ended September 30, 2015
(In Thousands)

Net derivative assets/(liabilities), December 31, 2014	$(57,804)
Unrealized gains and (losses), net	(13,638)
Net derivative assets/(liabilities), September 30, 2015	$(71,442)
Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of September 30, 2015	$(13,638)

The following table sets forth a reconciliation of changes in the net regulatory asset/ (liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the nine-month period ended September 30, 2015.  The amounts offset the net CfDs liabilities included in the derivative liabilities detailed above.

Nine Months Ended September 30, 2015
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2014	$57,804
Unrealized (gains) and losses, net	13,638
Net regulatory assets/(liabilities), September 30, 2015	$71,442

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

(In Thousands)

	Three months ended September 30, 2015
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$158,587	$77,767	$236,354	$94,170	$-	$330,524
Purchased power and gas	47,041	-	47,041	27,715	(1,402)	73,354
Operation and maintenance	55,394	14,838	70,232	47,805	(6,751)	111,286
Transmission wholesale	-	30,272	30,272	-	-	30,272
Depreciation and amortization	13,554	4,475	18,029	17,285	5,301	40,615
Taxes - other than income taxes	14,721	11,680	26,401	8,509	286	35,196
Merger and acquisition-related expenses	-	-	-	-	600	600
Operating Income	27,877	16,502	44,379	(7,144)	1,966	39,201

Other Income and (Deductions), net	1,682	375	2,057	1,594	570	4,221

Interest Charges, net	8,789	3,086	11,875	6,723	5,789	24,387

Income from Equity Investments	3,408	-	3,408	-	-	3,408

Income (Loss) Before Income Taxes	24,178	13,791	37,969	(12,273)	(3,253)	22,443

Income Taxes	6,032	5,374	11,406	(4,862)	267	6,811
Net Income (Loss)	18,146	8,417	26,563	(7,411)	(3,520)	15,632
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	6	-	6
Net Income (Loss) attributable to UIL Holdings	$18,146	$8,417	$26,563	$(7,417)	$(3,520)	$15,626

Total Capital Expenditures (1)	$-	$-	$41,466	$39,744	$13,818	$95,028

	Three months ended September 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$134,289	$62,926	$197,215	$94,708	$1,103	$293,026
Purchased power and gas	37,962	-	37,962	30,504	310	68,776
Operation and maintenance	42,819	11,456	54,275	44,950	(3,974)	95,251
Transmission wholesale	-	25,802	25,802	-	-	25,802
Depreciation and amortization	11,943	4,208	16,151	16,477	2,950	35,578
Taxes - other than income taxes	14,244	10,441	24,685	9,082	(870)	32,897
Merger and Acquisition-related expenses	-	-	-	-	570	570
Operating Income	27,321	11,019	38,340	(6,305)	2,117	34,152

Other Income and (Deductions), net	2,877	881	3,758	702	(973)	3,487

Interest Charges, net	7,590	3,375	10,965	7,116	5,560	23,641

Income from Equity Investments	3,492	-	3,492	-	-	3,492

Income (Loss) Before Income Taxes	26,100	8,525	34,625	(12,719)	(4,416)	17,490

Income Taxes	8,173	3,048	11,221	(6,229)	(6)	4,986
Net Income (Loss)	17,927	5,477	23,404	(6,490)	(4,410)	12,504
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	6	-	6
Net Income (Loss) attributable to UIL Holdings	$17,927	$5,477	$23,404	$(6,496)	$(4,410)	$12,498

Total Capital Expenditures (1)	$-	$-	$31,523	$32,926	$6,181	$70,630

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)  SEGMENT INFORMATION(Continued)
(In Thousands)

	Nine months ended September 30, 2015
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$481,278	$195,481	$676,759	$549,825	$-	$1,226,584
Purchased power and gas	180,858	-	180,858	244,732	(3,798)	421,792
Operation and maintenance	152,747	42,415	195,162	137,590	(17,115)	315,637
Transmission wholesale	-	67,969	67,969	-	-	67,969
Depreciation and amortization	40,678	13,036	53,714	57,545	12,020	123,279
Taxes - other than income taxes	42,963	28,216	71,179	36,271	895	108,345
Merger and acquisition-related expenses	-	-	-	-	7,395	7,395
Operating Income	64,032	43,845	107,877	73,687	603	182,167

Other Income and (Deductions), net	5,591	2,925	8,516	2,617	1,750	12,883

Interest Charges, net	24,979	9,852	34,831	20,405	17,445	72,681

Income from Equity Investments	10,284	-	10,284	-	-	10,284

Income (Loss) Before Income Taxes	54,928	36,918	91,846	55,899	(15,092)	132,653

Income Taxes	14,980	14,228	29,208	20,651	(6,293)	43,566
Net Income (Loss)	39,948	22,690	62,638	35,248	(8,799)	89,087
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	20	-	20
Net Income (Loss) attributable to UIL Holdings	$39,948	$22,690	$62,638	$35,228	$(8,799)	$89,067

Total Capital Expenditures (1)	$-	$-	$119,677	$93,094	$41,426	$254,197

	Nine months ended September 30, 2014
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$397,384	$183,715	$581,099	$616,780	$1,103	$1,198,982
Purchased power and gas	123,771	-	123,771	321,986	310	446,067
Operation and maintenance	135,282	36,049	171,331	130,761	(11,264)	290,828
Transmission wholesale	-	65,777	65,777	-	-	65,777
Depreciation and amortization	35,902	12,635	48,537	55,994	7,877	112,408
Taxes - other than income taxes	38,597	26,832	65,429	37,080	465	102,974
Merger and acquisition-related expenses	-	-	-	-	6,090	6,090
Operating Income	63,832	42,422	106,254	70,959	(2,375)	174,838

Other Income and (Deductions), net	9,503	2,793	12,296	(587)	(14,075)	(2,366)

Interest Charges, net	22,661	9,832	32,493	21,320	16,509	70,322

Income from Equity Investments	10,398	-	10,398	-	-	10,398

Income (Loss) Before Income Taxes	61,072	35,383	96,455	49,052	(32,959)	112,548

Income Taxes	18,015	12,262	30,277	18,749	(13,750)	35,276
Net Income (Loss)	43,057	23,121	66,178	30,303	(19,209)	77,272
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	(21)	-	(21)
Net Income (Loss) attributable to UIL Holdings	$43,057	$23,121	$66,178	$30,324	$(19,209)	$77,293

Total Capital Expenditures (1)	$-	$-	$91,600	$78,278	$26,293	$196,171

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total	Gas Distribution (3)	Other	Total (3)
Total Assets at September 30, 2015	$-	$-	$2,930,013	$2,069,913	$172,440	$5,172,366

Total Assets at December 31, 2014	$-	$-	$2,876,792	$2,087,284	$147,859	$5,111,935

(1)
Information for segmenting total capital expenditures between Distribution and Transmission is not available.  Total Electric Distribution and Transmission capital expenditures are disclosed in the Total Electric Distribution and Transmission column.

(2)
Information for segmenting total assets between Distribution and Transmission is not available.  Total Electric Distribution and Transmission assets are disclosed in the Total Electric and Distribution and Transmission column.  Net plant in service is segregated by segment and, as of September 30, 2015, was $1,343.4 million and $699.7 million for Distribution and Transmission, respectively.  As of December 31, 2014, net plant in service was $1,283.6 million and $659.4 million for Distribution and Transmission, respectively.

(3)	Includes $266.2 million of goodwill in the Gas Distribution segment as of September 30, 2015 and December 31, 2014.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The agreement contains representations, warranties and covenants of UIL Holdings, Iberdrola USA and merger sub which are customary for transactions of this type, many of which are subject to materiality qualifiers.  The merger

Index
remains subject to certain closing conditions, including approval by the shareowners of UIL Holdings and regulatory approval from the Connecticut Public Utilities Regulatory Authority (PURA) and the Massachusetts Department of Public Utilities (DPU).  All other regulatory approvals have been obtained. Iberdrola USA and UIL Holdings made the required filings at the PURA and the DPU seeking approval of the change in control on March 25, 2015.  On July 7, 2015, in response to the issuance of a draft decision issued by PURA, UIL Holdings and Iberdrola USA filed a letter with PURA withdrawing their pending application and terminating the proceedings.  On July 31, 2015, UIL and Iberdrola USA (and its related entities) filed a new application with PURA for approval of the change in control.

The new application includes commitments and identifies public interest benefits to meet the statutory requirements in Connecticut for approval of a change in control.  The commitments include rate credits to customers (approximately $20 million), a distribution rate freeze to 2018 for SCG and CNG, and to 2017 for UI, commitments to contribute to a clean energy fund and disaster relief (together, approximately $7 million), accelerated capital investment in electric distribution system resiliency and gas distribution system replacement of cast iron and bare steel (delayed recovery in rates resulting in nearly $7 million).  In addition, in the new application the companies commit to no change in the day-to-day management and operation of UIL Holdings’ three Connecticut utilities, to hiring 150 employees or contractors within the State of Connecticut over the next three years, to maintain UI’s high service reliability and CNG and SCG’s high levels of gas leak response, and to improve certain customer service metrics over the next three years.

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

The new application also included an agreement to negotiate a consent order with DEEP to remediate the English Station site in New Haven, Connecticut, formerly owned by UI.  On September 16, 2015, UI signed a Proposed Partial Consent Order that, when issued by the Commissioner of DEEP, and subject to the closing of the merger and other terms and conditions in the Proposed Partial Consent Order, would require UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site.  Under the Proposed Partial Consent Order, to the extent that the cost of this investigation and remediation of the English Station site is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million, to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP.  Pursuant to the Proposed Partial Consent Order, upon its issuance and subject to its terms and conditions, UI would be obligated to comply with the Proposed Partial Consent Order, even if the cost of such compliance exceeds $30 million.  The State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.

On September 18, 2015, UIL Holdings, Iberdrola USA (including its related parties) and the Connecticut Office of Consumer Counsel (OCC) filed a settlement agreement with PURA that included various commitments in addition to those included in the July 31, 2015 application.  The settlement agreement includes a commitment for $12.5 million in additional rate credits for CNG’s customers and $7.5 million in additional rate credits for SCG’s customers, both of which would be allocated over the ten-year period of 2018 – 2027.  As part of the settlement, both OCC and UI will also withdraw their respective appeals of certain PURA decisions that are currently pending.  The settlement agreement also includes minor modifications to certain commitments with respect to local management to provide further specificity with respect to maintaining local control over UIL Holdings’ utilities.  Lastly, the settlement agreement includes certain modifications to those ring-fencing measures proposed in the application, as well as several additional ring-fencing measures. The modifications include requiring the appointment of an officer or employee of UIL Holdings or a subsidiary of UIL Holdings as a director of the special purpose entity; additional restrictions on any utility subsidiary of UIL Holdings paying dividends within the first six months after the closing of the merger or making distributions to its parent entity if its credit rating is below investment grade; and additional ring-fencing measures related to the role of UIL Holdings’ senior management with respect to the utility subsidiaries of UIL Holdings.  A final decision from PURA is currently scheduled for December 9, 2015.

On October 19, 2015, UIL Holdings and Iberdrola USA (including its related parties), the Attorney General of the Commonwealth of Massachusetts and the Massachusetts Department of Energy Resources (DOER) filed a settlement

Index
agreement with the DPU that supplements, modifies and supersedes the various commitments included in the March 25, 2015 application and August 6, 2015 updated testimony.  The settlement agreement includes $4 million in rate credits to Berkshire’s customers and $1 million for jobs, economic development, or alternative heating programs for municipal owned buildings, low-income and moderate income residential consumers, or residences or businesses in Berkshire’s service territory, as determined by DOER.    The settlement agreement also includes a distribution base rate freeze for Berkshire such that current distribution rates for Berkshire remain in effect, with no new distribution base rates in effect prior to June 1, 2018.  The settlement agreement includes a commitments to maintain Berkshire’s current level of charitable giving, with an additional $80,000 in the first year following the closing, no involuntary terminations in Massachusetts for the first three years following the closing except for cause or performance as well as similar local management, ring-fencing and economic commitments to those that were offered in the settlement agreement filed with PURA in Connecticut described above. The filing of the settlement agreement requests that the DPU approve the settlement agreement and authorize the merger by December 18, 2015.

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

Further information concerning the proposed merger is included in a proxy statement/prospectus contained in a registration statement on Form S-4, as amended, filed by Iberdrola USA with the SEC on July 17, 2015 in connection with the proposed merger.

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

Power Supply Arrangements

UI has wholesale power supply agreements in place for its entire standard service load for 2015, 80% of its standard service load for the first half of 2016 and 30% of the standard serve load for the second half of 2016.  Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements

Index
contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  If UI’s credit rating were to decline one rating at Standard & Poor’s or two ratings at Moody’s and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings at Standard & Poor’s and three ratings at Moody’s to fall below investment grade.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such an event had occurred as of September 30, 2015, UI would have had to post an aggregate of approximately $10.0 million in collateral.  UI would have been and remains able to provide that collateral.

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

Beginning in 2011, several New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties filed three separate complaints with the FERC against ISO-NE and several New England transmission owners, including UI.  In the first complaint, filed in September 2011, the complainants claimed that the then current approved base ROE of 11.14% used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners was not just and reasonable and sought a reduction of the base ROE and a refund to customers for a refund period of October 1, 2011 through December 31, 2012.  In 2012 and 2014, respectively, the complainants filed claims with the FERC similarly challenging the base ROE and seeking refunds for the 15-month periods beginning December 27, 2012 and July 31, 2014, respectively.  The complainants in the third complaint also asked for a determination that the top of the zone of reasonableness caps the ROE for each individual project.  The FERC issued an order consolidating the second and third complaints and establishing hearing procedures.  The New England transmission owners petitioned FERC for a rehearing, which was denied in May 2015.  Hearings were held in June 2015 on the second and third complaints before a FERC Administrative Law Judge, relating to the refund periods and going forward.  On July 29, 2015, post-hearing briefs were filed by parties and on August 26 2015, reply briefs were filed by parties. An initial decision by the Administrative Law Judge is expected by December 31, 2015.  On July 13, 2015, the New England transmission owners filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for the second and third complaints with the U.S. Court of Appeals.

In 2014, the FERC determined that the base ROE should be set at 10.57% for the first complaint refund period and that a utility's total or maximum ROE should not exceed 11.74%.  The FERC ordered the New England transmission owners to provide refunds to customers for the first complaint refund period and set the new base ROE of 10.57% prospectively from October 16, 2014.

On March 3, 2015, the FERC issued an Order on Rehearing in the first complaint (the March Order) denying all rehearing requests from the complainants and the New England transmission owners.  On April 30, 2015, the New England transmission owners filed a petition for review of the FERC’s decisions on the first complaint with the U.S. Court of Appeals for the D.C. Circuit.  On May 1, 2015, two additional petitions for review of those FERC decisions

Index
were also filed at the D.C. Circuit by the complainants and by several customers.  The appeals of the FERC’s decisions on the first complaint have been consolidated and are currently pending before the D.C. Circuit.  UI recorded additional pre-tax reserves of $3.4 million in the first nine months of 2015 relating to the third complaint and the March Order.  As of September 30, 2015, net pre-tax reserves relating to refunds and potential refunds to customers under all three claims were approximately $5.1 million and cumulative pre-tax reserves were approximately $11.5 million, of which $6.4 million has already been refunded to customers.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (doing business as Eversource Energy), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project (GSRP), which was fully energized in November 2013, (2) the Interstate Reliability Project (IRP), which is expected to be placed in service in December 2015 and (3) the Central Connecticut Reliability Project (CCRP), which was reassessed as part of the Greater Hartford Central Connecticut Study (GHCC). As CL&P places assets in service, it will transfer title to certain NEEWS transmission assets to UI in proportion to UI’s investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Any termination of the Agreement pursuant to its terms would have no effect on the assets previously transferred to UI.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific NEEWS transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the originally proposed Connecticut portions of the NEEWS projects.  Based upon the current projected costs, UI’s investment rights in GSRP and IRP is approximately $45 million.  In February 2015, ISO-NE issued its final GHCC transmission solutions report and, in March 2015, approved the proposed plan applications.  Based on the ISO-NE reassessment of (CCRP) and the currently planned generation in Connecticut, UI does not anticipate making any investments in GHCC or further investment in NEEWS.

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

As of September 30, 2015, UI had made aggregate deposits of $45 million under the Agreement since its inception, with assets associated with the GSRP valued at approximately $24.6 million and assets associated with the IRP valued at approximately $20 million having been transferred to UI.  UI earned pre-tax income on deposits, net of transferred assets, of an immaterial amount and $0.5 million in the three‑month periods ended September 30, 2015 and 2014, respectively.  UI earned pre-tax income on deposits, net of transferred assets, of approximately $1.2 million in each of the nine‑month periods ended September 30, 2015 and 2014.

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

GenConn filed a revenue requirements request with PURA on June 30, 2015, seeking approval of its 2015 revenue requirements for the period commencing January 1, 2016 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2015.

Index
As of September 30, 2015, UI’s equity investment in GenConn was $110.3 million and there was $0.1 million of undistributed earnings.

UI’s pre-tax income from its equity investment in GenConn was $3.4 million and $3.5 million for the three-month periods ending September 30, 2015 and 2014, respectively.  UI’s pre-tax income from its equity investment in GenConn for each of the nine-month periods ending September 30, 2015 and 2014 was $10.3 million and $10.4 million.

Cash distributions from GenConn are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the Consolidated Statement of Cash Flows, respectively.  UI received cash distributions from GenConn of $6.0 million and $5.5 million in the three-month periods ending September 30, 2015 and 2014, respectively.  UI received cash distributions from GenConn of $14.1 million and $14.3 million in the nine-month periods ending September 30, 2015, respectively and 2014.

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

UI filed a motion to stay the appeals in the two proceedings discussed above in connection with the settlement agreement filed with PURA in the change in control proceeding.  On October 12, 2015, the motions to stay were granted.  Upon PURA’s acceptance of the settlement agreement, such proceedings would be terminated.

Environmental Matters

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the “English Station site”) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things:  (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages.  UI believes the claims are without merit.  These lawsuits were stayed pending the disposition of mediation efforts involving the parties and certain claims relating to the English Station site.  Management cannot presently assess the potential financial impact, if any, of the pending lawsuits.  UI has not recorded a liability related to it.

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

Index
On September 16, 2015, UI signed a Proposed Partial Consent Order that, when issued by the Commissioner of DEEP, and subject to the closing of the merger and other terms and conditions in the Proposed Partial Consent Order, would require UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site.  Under the Proposed Partial Consent Order, to the extent that the cost of this investigation and remediation of the English Station site is less than $30 million, UI will remit to the State of Connecticut the difference between such costs and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP.  Pursuant to the Proposed Partial Consent Order, upon its issuance and subject to its terms and conditions, UI is obligated to comply with the Proposed Partial Consent Order, even if the cost of such compliance exceeds $30 million.  The State will discuss options with UI for recovering or funding any cost above $30 million such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.  On September 30, 2015, the Hearing Officer issued a Ruling on Motion for Stay of further proceedings on the administrative order; the Motion for Stay had been filed by DEEP.  Pursuant to this Ruling on Motion for Stay, all proceedings on the administrative order have been stayed for 120 days.  A status conference is scheduled for January 28, 2016.

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

Berkshire continues to charge the rates that were in effect at the end of the rate.  Based on existing tracking mechanisms in place for gas and other costs, discussions with the DPU, and precedence set by other utility companies, Berkshire believes that regulatory assets are recoverable and regulatory liabilities are fairly stated.

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

On January 22, 2014, PURA approved new base delivery rates for CNG, with an effective date of January 10, 2014, which, among other things, approved an allowed ROE of 9.18%, a decoupling mechanism, and two separate ratemaking mechanisms that reconcile actual revenue requirements related to CNG’s cast iron and bare steel replacement program and system expansion.  Additionally, the final decision requires the establishment of an earnings sharing mechanism by which CNG and customers share on a 50/50 basis all earnings above the allowed ROE in a calendar year.  The decision also allows CNG, on a provisional basis, to reflect the increased rate base resulting from the accumulated deferred income tax (ADIT) impacts of the election of Section 338(h)(10) of the Internal Revenue Code upon its acquisition by UIL Holdings.   The decision requires CNG to seek a private letter ruling from the Internal Revenue Service with regard to the specific question of whether, after extinguishment of an ADIT balance, a directive by a public utility commission to institute a ratemaking mechanism to reflect a credit to ratepayers of ADIT benefits lost through a Section 338(h)(10) election would result in a normalization violation.  The decision states that in the event of a ruling from the Internal Revenue Service stating that imposing such a ratemaking mechanism would not create a normalization violation, PURA would adjust rates to offset the ratemaking impacts of the 338(h)(10) election on rate base.  We estimate the impact to be an approximate $2.5 to $3.5 million decrease in annual revenue requirements.  In March 2014, CNG filed a draft of its private letter ruling request with PURA for approval upon which PURA subsequently issued comments.  During the first quarter of 2014, the OCC appealed PURA’s decision to the Connecticut Superior Court with regard to the establishment of an adjustment mechanism for incremental cast iron and bare steel replacement as well as PURA’s directive to seek a private letter ruling with respect to the extinguishment of ADITs rather than ordering a rate credit to hold customers harmless from the ratemaking effect of extinguishing the ADITs.  At the request of PURA, the OCC and

Index
CNG engaged in settlement discussions regarding the appeal.  Settlement discussions have now terminated.  In connection with the settlement agreement filed with PURA in the change in control proceeding, CNG filed a motion with PURA to extend the due date for CNG’s response to PURA’s comments on the private letter ruling to November 24, 2015.

The OCC filed a motion to stay the appeal discussed above in connection with the settlement agreement filed with PURA in the change in control proceeding.  On August 31, 2015, the motion to stay was granted.  Upon PURA’s acceptance of the settlement agreement, the proceeding would be terminated.

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

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” we apply fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of September 30, 2015, the assets

Index
accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences (CfDs), represent 55.8% of the total amount of assets accounted for at fair value on a recurring basis.  In addition, CfDs are the only liability accounted for at fair value on a recurring basis.

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

PURA has determined that costs associated with the CfDs are fully recoverable through electric rates.  As a result, there is no impact on our net income, because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.  During the first nine months of 2015, the fluctuations in the fair value of the CfDs were due to fluctuations in forward prices for capacity and reserves as a result of ISO New England market rule changes.

Equity and Other Investments

On July 24, 2015, UIL Holdings announced its participation in Tennessee Gas Pipeline Company LLC’s (TGP) proposed Northeast Energy Direct project (NED pipeline) through an acquisition of a 2.5% equity interest in Northeast Expansion LLC.  Northeast Expansion LLC is a joint venture between an affiliate of Kinder Morgan, Inc., (Kinder Morgan) and Liberty Utilities (Pipeline & Transmission) Corp, which will construct and own the NED pipeline, a new, “market path”  natural gas pipeline segment of approximately 188 miles from Wright, New York, to Dracut, Massachusetts  This 2.5% equity interest, which totaled approximately $1.6 million as of September 30, 2015, commits UIL Holdings to an initial capital investment opportunity that is expected to total up to approximately $80 million, depending on the final pipeline configuration and design capacity.  Pursuant to an option agreement with Kinder Morgan, UIL Holdings also has the option to acquire up to an additional 12.5% of equity interests in Northeast Expansion LLC under certain limited circumstances, including if certain additional firm transportation agreements for service on the NED pipeline are entered into or if TGP does not sell additional volume on the NED pipeline.   Any increase in equity ownership would increase UIL Holdings’ investment commitment proportionately.  In addition, as a condition to making this investment, UIL Holdings entered into a 20-year Precedent Agreement with TGP for pipeline capacity of 70,000 Dekatherms/day on the NED pipeline, which capacity commitment, under the terms of the Precedent Agreement, would be reduced in the event that TGP enters into additional precedent agreements with third parties for capacity on the NED pipeline.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, UIL Holdings had $83.7 million of unrestricted cash and temporary cash investments.  This represents a decrease of $31.9 million from the corresponding balance at December 31, 2014.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

Index
(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2014	$115.6

Net cash provided by operating activities	276.3

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(254.2)
Deposits in NEEWS	(1.5)
Cash distributions from GenConn	4.0
Investment in NED pipeline	(1.6)
Changes in restricted cash	(0.2)
(253.5)

Net cash (used in) financing activities:
Issuance of long-term debt	50.0
Payments on long-term debt	(27.5)
Line of credit borrowings (repayments), net	(4.0)
Dividend payments	(73.3)
Other	0.1
(54.7)

Net change in cash	(31.9)

Unrestricted cash and temporary cash investments, September 30, 2015	$83.7

(1)  As of September 30, 2015, we had $1.3 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

Cash flows provided by operating activities totaled $276.3 million in the first nine months of 2015, compared with $323.6 million in the first nine months of 2014.  The decrease in operating cash flows is related primarily to changes in cash flows from other regulatory activity and accounts payable.  The decrease in changes in other regulatory activity is primarily related to decreases in deferred purchased gas costs, excess GSC as well as decreases in non-firm margin credits.  The decrease in cash flows from changes in accounts payable is primarily related to increases in payments in the first quarter of 2015 as compared to the first quarter of 2014 as a result of the January 1, 2014 effective date of the implementation of an enterprise resource planning system as well as decreased costs of natural gas in storage which was primarily attributable to lower purchased gas rates and lower gas costs associated with non-firm customers.

Cash capital expenditures totaled $254.2 million in the first nine months of 2015, compared with $196.2 million in the first nine months of 2014.  The increase is primarily attributable to increases in system enhancements and renewable projects as well as programs relating to gas distribution system replacement and expansion of the gas distribution system due to customer growth.

UI received distributions of $14.1 million from GenConn in the first nine months of 2015, compared with $14.3 million in the first nine months of 2014.

UIL Holdings paid common dividends of $73.3 million in the first nine months of  both 2015 and 2014.

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

As of September 30, 2015, there were $85 million borrowings outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.4 million, which expire on January 31, 2016 and June 16, 2016.  Available credit under the UIL Holdings Credit Facility at September 30, 2015 totaled $310.6 million for UIL Holdings and its subsidiaries in the aggregate.  We record borrowings under the UIL Holdings Credit Facility as short‑term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing us to borrow and reborrow funds, at our option, until the facility’s expiration, thus affording us flexibility in managing our working capital requirements.

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

Index
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

Uses of Funds

The first nine months of 2015, we made pension contributions of $15 million.  No further contributions are expected during the remainder of 2015.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are standard and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of September 30, 2015.

2015 Capital Resource and Expenditure Projections

We have revised our planned capital spending for 2015 by decreasing our capital expenditure projections by approximately $34 million from the previously disclosed $449 million reported in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.  The decrease is primarily related to project deferrals into future periods.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2015 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014 are those that depend most heavily on these judgments and estimates.  As of September 30, 2015, there have been no material changes to any of the Critical Accounting Policies described therein.

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

Index
RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, we provide narrative and tabular presentations showing a comparison of our net income and earnings per share (EPS) for the three- and nine-month periods ended September 30, 2015 and 2014, along with reconciliations for certain non-GAAP measures.  The presentations include EPS for each of our lines of business as well as Net Income and EPS excluding the impact of certain nonrecurring items and the impact of such items on EPS.  Such EPS amounts are calculated by dividing the income of each line of business, as well as the amount of certain nonrecurring items by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  We believe this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Third Quarter 2015 vs. Third Quarter 2014

UIL Holdings’ net income was $15.6 million, or $0.27 per share, for the third quarter of 2015, an increase of $3.1 million, or $0.05 per share, compared to the third quarter of 2014.  UIL Holdings’ net income for the third quarter of 2015 excluding nonrecurring items was $16.1 million, or $0.28 per share, a decrease of $0.5 million, or $0.01 per share, compared to the third quarter of 2014. The table below presents a comparison of UIL Holdings’ net income and EPS for the third quarter of 2015 and the third quarter of 2014.

	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	2015 More (Less) than 2014

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$26.6	$26.6	$-
Transmission ROE reserves	(0.1)	(3.2)	3.1
Total Electric Distribution and Transmission	26.5	23.4	3.1
Gas Distribution	(7.4)	(6.5)	(0.9)
Non-Utility excluding merger and acquisition-related expenses	(3.1)	(3.5)	0.4
Net Income attributable to UIL Holdings excluding merger and acquisition-related expenses	16.0	13.4	2.6
Non-Utility merger and acquisition-related expenses	(0.4)	(0.9)	0.5
Net Income attributable to UIL Holdings	$15.6	$12.5	$3.1

EPS
Electric Distribution and Transmission	$0.46	$0.47	$(0.01)
Transmission ROE reserves	-	(0.06)	0.06
Total Electric Distribution and Transmission	0.46	0.41	0.05
Gas Distribution	(0.13)	(0.11)	(0.02)
Non-Utility excluding merger and acquisition-related expenses	(0.05)	(0.07)	0.02
Total EPS - Basic excluding merger and acquisition-related expenses	0.28	0.23	0.05
Non-Utility merger and acquisition-related expenses	(0.01)	(0.01)	-
Total EPS - Basic	$0.27	$0.22	$0.05

Total EPS - Diluted	$0.27	$0.22	$0.05

EPS - Basic - Excluding impact of nonrecurring items (1)	$0.28	$0.29	$(0.01)
EPS - Diluted - Excluding impact of nonrecurring items (1)	$0.28	$0.29	$(0.01)

(1)	Nonrecurring items include Transmission ROE reserves and non-utility merger and acquisition related expenses.

Note:  Certain EPS amounts related to the quarter ended September 30, 2014 have been updated to correct for rounding and to conform to the current presentation.
Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $39.2 million, from $197.2 million in the third quarter of 2014 to $236.4 million in the third quarter of 2015.  Retail revenue increased by $6.2 million, which was primarily attributable to increases in distribution rates as a result of the 2013 rate case decision and increased costs of purchased power as well as increases in sales volume in the third quarter of 2015 compared to the third quarter of 2014.  Retail sales increased by 151 million kWh, from 1,447 million kWh in the third quarter of 2014, to 1,598 million kWh in the third quarter of 2015.  Retail sales normalized for the weather impact increased by 38 million kWh, from 1,481 million kWh in the third quarter of 2014, to 1,519 million kWh in the third quarter of 2015.  Other revenues increased by $33.0 million, which was primarily attributable to the net activity of the “working capital allowance” of the GSC due to timing differences as well as higher transmission revenue requirements, as required to achieve the authorized return, partially offset by the distribution revenue decoupling adjustment, none of which directly impact net income.

Index
Purchased power expense increased by $9.0 million, from $38.0 million in the third quarter of 2014 to $47.0 million in the second quarter of 2015.  The increase was primarily attributable to increased costs of procured power as well as increases in sales volume.  UI procures electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expense increased by $15.9 million, from $54.3 million in the third quarter of 2014 to $70.2 million in the third quarter of 2015.  The increase was primarily attributable to increases in uncollectible expense, employee benefits expense as well as increases in recoverable costs associated with regulatory true-up items, primarily conservation and load management (C&LM) programs, which do not directly impact net income.

UI’s transmission wholesale expenses increased by $4.5 million, from $25.8 million in the third quarter of 2014 to $30.3 million in the second quarter of 2015.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

UI’s depreciation and amortization expense increased by $1.8 million, from $16.2 million in the third quarter of 2014 to $18.0 million in the third quarter of 2015.  The increase was primarily attributable to increased amortization expense related to UI’s enhanced tree-trimming program well as increased depreciation expense due to increases in software.

UI’s taxes other than income taxes increased $1.7 million, from $24.7 million in the third quarter of 2014 to $26.4 million in the third quarter of 2015.  The increase is primarily related to increased gross receipts taxes resulting from increased operating revenues.

UI’s other income and deductions decreased by $1.7 million, from $3.8 million in the third quarter of 2014 to $2.1million in the third quarter of 2015.  The decrease was primarily attributable to a decrease in interest earned on deposits in NEEWS, decreases in allowance for funds used during construction due mainly to a decrease in UI’s average construction work in progress balance as well as mark-to-market adjustments to non-qualified pension investments.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Distribution

The distribution business had total net income of $18.1 million in the third quarter of 2015, an increase of $0.2 million, compared to the third quarter of 2014.

Transmission

The transmission business had total net income of $8.4 million in the third quarter of 2015, an increase of $2.9 million, compared to the third quarter of 2014.  The increase was primarily attributable to the decrease in reserves recorded in the third quarter of 2015 compared to the third quarter of 2014 related to FERC ROE claims.

Gas Distribution

The Gas Companies’ operating revenue decreased by $3.9 million, from $94.7 million in the third quarter of 2014 to $90.8 million in the third quarter of 2015.  The decrease was primarily attributable to lower purchased gas rates, lower revenues associated with non-firm customers due to lower volume, decreased conservation expense recovery and lower normalized use per customer, partially offset by higher sales volume due to increased customer growth and CNG’s DIMP & revenue decoupling adjustments.  The decrease in non-firm customer revenues is largely offset by lower purchased gas expense.    The customer growth in the third quarter of 2015 compared to the third quarter of 2014 resulted in a $2.6 million increase, pre-tax, in gross margin.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Index
Purchased gas expense decreased by $2.8 million, from $30.5 million in the third quarter of 2014 to $27.7 million in the third quarter of 2015.  The decrease was primarily attributable to lower purchased gas rates, lower gas costs associated with non-firm customers, as discussed above, and lower volume due to lower use per customer, partially offset by higher sales volume due to increased customer growth.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $2.8 million, from $45 million in the third quarter of 2014 to $47.8 million in the third quarter of 2015.  The increase was primarily attributable to increased uncollectible expense, outside services expense, payroll and employee benefits expense and corporate charges partially offset by lower conservation expense.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ income tax expense increased $1.3 million, from a $6.2 million benefit in the third quarter of 2014 to a $4.9 million benefit in the third quarter of 2015.  The increase was primarily attributable to the absence in 2015 of a change in the annualized effective tax rate.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-tax costs of 3.5 million, or $0.06 per share in the second quarter of 2015, compared to net after-tax costs of $4.4 million, or $0.08 per share, in the third quarter of 2014.  The decrease in costs was primarily due an increase in income earned on UIL Corporate investments that support UIL Holdings.

First Nine Months 2015 vs. First Nine Months 2014

UIL Holdings’ net income was $89.1 million, or $1.56 per share, for the first nine months of 2015, an increase of $11.8 million, or $0.20 per share, compared to the first nine months of 2014.  UIL Holdings’ net income for the first nine months of 2015 excluding nonrecurring items was $95.8 million, or $1.68 per share, an increase of $2.5 million, or $0.04 per share, compared to the first nine months of 2014.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first nine months of 2015 and the first nine months of 2014.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	2015 More (Less) than 2014

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$64.9	$69.4	$(4.5)
Transmission ROE reserves	(2.3)	(3.2)	0.9
Total Electric Distribution and Transmission	$62.6	66.2	(3.6)
Gas Distribution	35.2	30.3	4.9
Non-Utility excluding merger and acquisition-related expenses	(4.3)	(6.4)	2.1
Net Income attributable to UIL Holdings excluding merger and acquisition-related expenses	93.5	90.1	3.4
Non-Utility merger and acquisition-related expenses	(4.4)	(12.8)	8.4
Net Income attributable to UIL Holdings	$89.1	$77.3	$11.8

EPS
Electric Distribution and Transmission	$1.14	$1.22	$(0.08)
Transmission ROE reserves	(0.04)	(0.06)	0.02
Total Electric Distribution and Transmission	$1.10	1.16	(0.06)
Gas Distribution	0.61	0.53	0.08
Non-Utility excluding merger and acquisition-related expenses	(0.07)	(0.11)	0.04
Total EPS - Basic excluding merger and acquisition-related expenses	1.64	1.58	0.06
Non-Utility merger and acquisition-related expenses	(0.08)	(0.22)	0.14
Total EPS - Basic	$1.56	$1.36	$0.20

Total EPS - Diluted	$1.55	$1.35	$0.20

EPS - Basic - Excluding impact of nonrecurring items (1)	$1.68	$1.64	$0.04
EPS - Diluted - Excluding impact of nonrecurring items (1)	$1.67	$1.63	$0.04

(1)	Nonrecurring items include Transmission ROE reserves and non-utility merger and acquisition related expenses.

Index
Electric Distribution and Transmission

Overall, UI’s operating revenue increased by $95.7 million, from $581.1 million in the first nine months of 2014 to $676.8 million in the first nine months of 2015.  Retail revenue increased by $78.7 million, which was primarily attributable to increases in distribution rates as a result of the 2013 rate case decision and increased costs of purchased power as well as increases in sales volume in the first nine months of 2015 as compared to the first nine months of 2014.  Retail sales increased by 169 million kWh, from 4,046 million kWh in the first nine months of 2014, to 4,215 million kWh in the first nine months of 2015.  Retail sales normalized for the weather impact increased by 15 million kWh, from 4,067 million kWh in the first nine months of 2014, to 4,082 million kWh in the first nine months of 2015.  Other revenues increased by $17.0  million, which was primarily attributable to the net activity of the “working capital allowance” of the GSC due to timing differences as well as higher transmission revenue requirements, as required to achieve the authorized return, partially offset by the distribution revenue decoupling adjustment, none of which directly impact net income.

Purchased power expense increased by $57.1million, from $123.8 million in the first nine months of 2014 to $180.9 million in the first nine months of 2015.  The increase was primarily attributable to increased costs of procured power as well as increases in sales volume.  UI procures electricity to satisfy its standard service and supplier of last resort requirements through fixed‑price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portions of UI’s unbundled retail customer rates.

UI’s O&M expense increased by $23.9 million, from $171.3 million in the first nine months of 2014 to $195.2 million in the first nine months of 2015.  The increase was primarily attributable to increases in payroll and employee benefits expense, uncollectible expense and outside services expense as well as increases in recoverable costs associated with regulatory true-up items, C&LM programs, which do not directly impact net income.

UI’s transmission wholesale expenses increased by $2.2 million, from $65.8 million in the first nine months of 2014 to $68.0 million in the first nine months of 2015.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recoverable through rates.

UI’s depreciation and amortization expense increased by $5.2 million, from $48.5 million in the first nine months of 2014 to $53.7 million in the first nine months of 2015.  The increase was primarily attributable to increased amortization expense related to UI’s enhanced tree-trimming program as well as increased depreciation expense due to increases in software.

UI’s taxes other than income taxes increased $5.8 million, from $65.4 million in the first nine months of 2014 to $71.2 million in the first nine months of 2015.  The increase is primarily related to increased gross receipts taxes resulting from increased operating revenues as well as increased property taxes resulting from increased plant and equipment.

UI’s other income and deductions decreased by $3.8 million, from $12.3 million in the first nine months of 2014 to $8.5 million in the first nine months of 2015.  The decrease was primarily attributable to a decrease in allowance for funds used during construction due mainly to a decrease in UI’s average construction work in progress balance as well as mark-to-market adjustments to non-qualified pension investments.

UI’s interest expense increased $2.3 million, from $32.5 million in the first nine months of 2014 to $34.8 million in the first nine months of 2015.  The increase was primarily attributable to increases in carrying charges on deferred amounts due to customers as well as increased interest expense due to the issuance of additional long-term debt.

UI’s income tax expense decreased $1.1 million, from $30.3 million in the first nine months of 2014 to $29.2 million in the first nine months of 2015.  The decrease was primarily attributable to lower pre-tax earnings partially offset by adjustments associated with the completion of the Internal Revenue Service’s examination of income tax years 2009 through 2012.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  The following discussion details variances which have the most significant impact on net income in the periods presented.

Index
Distribution

The distribution business had total net income of $39.9 million in the first nine months of 2015, a decrease of $3.2 million, compared to the first nine months of 2014.  The decrease was primarily attributable to increases in payroll and employee benefits expense and depreciation and amortization expense as well as adjustments associated with the aforementioned federal tax audit.

Transmission

The transmission business had total net income of $22.7million in the first nine months of 2015, a decrease of $0.4 million, compared to the first nine months of 2014.

Gas Distribution

The Gas Companies’ operating revenue decreased by $67.0 million, from $616.8 million in the first nine months of 2014 to $549.8 million in the first nine months of 2015.  The decrease was primarily attributable to lower purchased gas rates, lower revenues associated with non-firm customers due to lower volume, lower normalized use per customer as well as CNG’s revenue decoupling adjustment partially offset by higher sales volume due to colder weather and increased customer growth as well as increased conservation expense recovery and CNG’s DIMP adjustment.  The decrease in non-firm customer revenues is largely offset by lower purchased gas expense.  Retail sales increased by 1.3 million mcf, from 60.5 million mcf in the first nine months of 2014, to 61.8 million mcf in the first nine months of 2015.  The increase in sales volume resulted from the impact of colder weather in the first quarter of 2015 compared to the first quarter of 2014 as well as from increased customer growth year over year.  Temperatures were colder in the first nine months of 2015 compared to the first nine months of 2014 which resulted in a $6.2 million increase, pre-tax, in gross margin in the first nine months of 2015.  The customer growth in the first nine months of 2015 compared to the first nine months of 2014 resulted in a $6.3 million increase, pre-tax, in gross margin.  Fluctuations in natural gas prices have no impact on net income because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $77.3 million, from $322 million in the first nine months of 2014 to $244.7 million in the first nine months of 2015.  The decrease was primarily attributable to lower purchased gas rates, lower volume due to lower use per customer and lower gas costs associated with non-firm customers, as discussed above, partially offset by higher sales volume due to colder weather and increased customer growth.  Fluctuations in natural gas costs have no impact on net income because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expense increased by $6.8 million, from $130.8 million in the first nine months of 2014 to $137.6  million in the first nine months of 2015.  The increase was primarily attributable to increases in payroll and employee benefits expense, outside services expense, corporate charges and conservation expenses partially offset by lower uncollectible expense and regulatory amortization expense.  Conservation expenses are fully offset by operating revenues.

The Gas Companies’ depreciation and amortization increased by $1.5  million, from $56.0 million in the first nine months of 2014 to $57.5 million in the first nine months of 2015.  The increase was primarily attributable to increased investment in plant and equipment related to both customer growth and scheduled replacement of gas mains and services.

The Gas Companies’ other income and deductions increased by $3.2 million, from $0.6 million of other deductions in the first nine months of 2014 to $2.6 million of other income in the first nine months of 2015.  The increase was primarily attributable to the absence in the first quarter of 2015 of weather insurance losses recorded in the first quarter of 2014.

The Gas Companies’ income tax expense increased $1.9 million, from $18.7 million in the first nine months of 2014 to $20.6 million in the first nine months of 2015.  The increase was primarily attributable to higher pre-tax earnings.

Non-Utility

We retain certain costs, such as acquisition-related expenses and interest expense on holding company debt, at the holding company, or UIL Corporate level, which are not allocated to its subsidiaries.  UIL Corporate incurred net after-

Index
tax costs of $8.7 million, or $0.15 per share, in the first nine months of 2015 compared to net after-tax costs of $19.2 million, or $0.33 per share, in the first nine months of 2014.  The decrease in costs was primarily due to decreased after-tax merger and acquisition-related expenses in the first nine months of 2015 compared to the first nine months of 2014.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  As of September 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and provide reasonable assurance that the disclosure controls and procedures accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We are parties to various legal proceedings.  We have identified these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2014 Form 10-K, in our quarterly report on Form 10-Q for the quarter ended March 31, 2015, which disclosures are incorporated herein by reference, and elsewhere in this quarterly report on Form 10-Q.  Other than the changes identified below, there have been no additional legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed.

UIL Holdings Shareholder Litigation—Proposed UIL Holdings and Iberdrola USA merger. Following the February 25, 2015 announcement that UIL Holdings had entered into a definitive agreement to combine with a subsidiary of Iberdrola USA, five shareholder putative class action lawsuits were filed in Connecticut Superior Court, beginning on February 27, 2015, against UIL Holdings, its directors, Iberdrola USA and merger sub and/or Morgan Stanley, alleging breach of fiduciary duties and aiding and abetting in connection with the proposed transaction.  The five actions have been consolidated and transferred to the Complex Litigation Docket of the Connecticut Superior Court in Stamford, Connecticut.  The consolidated amended complaint generally alleges that UIL Holdings’ directors conducted an allegedly inadequate sale process, agreed to the merger at a price that allegedly undervalues UIL Holdings, agreed to deal protection measures that allegedly prevent another company from making a superior offer, and retained Morgan Stanley as UIL Holdings’ financial advisor despite Morgan Stanley’s alleged conflict of interest.  The consolidated complaint also alleges that certain of UIL Holdings’ directors approved the merger to benefit themselves personally.  In addition, the consolidated complaint alleges that the proxy statement/prospectus fails to provide shareowners with all material information necessary for them to make an informed decision on whether to vote in favor

Index
of the transaction.  The consolidated amended complaint seeks various remedies, including to enjoin or rescind the merger, to enjoin a shareowner vote on the merger unless or until additional disclosures are made in UIL Holdings’ proxy statement, and unspecified damages, costs and fees.

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

UIL Holdings repurchased 15,120 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k) plans in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31	10,360	45.39	None	None
August 1-31	2,880	47.35	None	None
September 1-30	1,880	48.07	None	None
Total	15,120	46.10	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description

10.1	Precedent Agreement by and between Tennessee Gas Pipeline Company, L.L.C. and UIL Holdings Corporation.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 2, 2015 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for three- and nine-month periods ended September 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Cash Flows three- and nine-month periods ended September 30, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	11/2/15	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer